Form 10-K
period 1998-07-31
MTS INC
filed 1998-10-29
CIK 840302

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     ----------
                                     FORM 10-K
                                     ----------
(Mark One)


/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                         OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                                MTS, INCORPORATED
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                  94-1500342
 ----------------------------                    -------------------
 (State or other jurisdiction                     (I.R.S. Employer
       of incorporation)                         Identification No.)

                                 2500 DEL MONTE STREET
                                WEST SACRAMENTO, CA 95691
                      ----------------------------------------
                      (Address of principal executive offices)

                                   (916) 373-2500
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
        ----------------------           ----------------------
                None                               None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  /x/                       NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.




                         DOCUMENTS INCORPORATED BY REFERENCE

     NONE.

This report is filed pursuant to Regulation 15d-2 of the Exchange Act of 1934 and contains financial statements for the fiscal years ended July 31, 1996, 1997 and 1998.



                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MTS, INCORPORATED
                                    (Registrant)


                            By: /s/ DEVAUGHN D. SEARSON
                                --------------------------------------------
                                EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                OFFICER AND DIRECTOR


Pursuant to the Securities Exchanges Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

/s/ RUSSELL M. SOLOMON    CHAIRMAN AND DIRECTOR         OCTOBER 28, 1998


/s/ MICHAEL T. SOLOMON    PRESIDENT, CHIEF EXECUTIVE    OCTOBER 28, 1998
                          OFFICER AND DIRECTOR


/s/ DEVAUGHN D. SEARSON   EXECUTIVE VICE PRESIDENT,     OCTOBER 28, 1998
                          CHIEF FINANCIAL OFFICER AND
                          DIRECTOR

                              MTS, INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Public Accountants...................................................................        F-2

Report of Independent Accountants..........................................................................        F-3

Consolidated Balance Sheets as of July 31, 1997, and 1998..................................................        F-4

Consolidated Statements of Income for the fiscal years ended July 31, 1996, 1997, and 1998 ................        F-5

Consolidated Statements of Shareholders' Equity for the fiscal years ended July 31, 1996,
  1997, and 1998 ..........................................................................................        F-6

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1996, 1997, and 1998.............        F-7

Notes to Consolidated Financial Statements.................................................................        F-8

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MTS, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheet of MTS, INCORPORATED and Subsidiaries (a California corporation) as of July 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MTS, Incorporated and Subsidiaries for the years ended July 31, 1997 and July 31, 1996, were audited by other auditors whose report dated October 29, 1997, except for Notes 2 and 3 as to which the dates are April 20, 1998 and March 20, 1998, respectively, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTS, Incorporated and Subsidiaries as of July 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP


Sacramento, CA
October 23, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MTS, INCORPORATED
and Subsidiaries
West Sacramento, California

    We have audited the accompanying consolidated balance sheet of MTS, INCORPORATED and Subsidiaries as of July 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTS, INCORPORATED and Subsidiaries as of July 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

                                              /s/ COOPERS & LYBRAND L.L.P.

Sacramento, California
October 29, 1997, except for
Notes 2 and 3 as to which the
  dates are April 20, 1998 and
  March 20, 1998, respectively

                              MTS, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                         AS OF JULY 31, 1997 AND 1998

                                                                                    JULY 31,
                                                                            ------------------------
                                                                               1997         1998
                                                                            -----------  -----------

(DOLLARS IN THOUSANDS)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents...............................................  $     6,607   $  14,609
  Receivables, net........................................................       20,698      23,095
  Merchandise inventories.................................................      282,015     261,003
  Prepaid expenses........................................................        9,085       6,619
  Deferred tax assets.....................................................          425       4,184
                                                                            -----------  -----------
      Total current assets................................................      318,830     309,510
Fixed assets, net.........................................................      190,357     187,586
Deferred tax assets.......................................................        7,566      15,076
Other assets..............................................................       27,825      33,219
                                                                            -----------  -----------
      Total assets........................................................  $   544,578   $ 545,391
                                                                            -----------  -----------
                                                                            -----------  -----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt....................................  $   163,171   $   2,540
  Accounts payable........................................................      163,956     157,443
  Accrued liabilities.....................................................       28,876      30,422
  Income taxes payable....................................................          191       1,422
  Deferred revenue, current portion.......................................        2,877       3,251
                                                                            -----------  -----------
      Total current liabilities...........................................      359,071     195,078
Long-term Liabilities:
  Long-term debt, less current maturities.................................       48,096     229,345
  Deferred revenue, less current portion..................................          184         170
                                                                            -----------  -----------
      Total liabilities...................................................      407,351     424,593
                                                                            -----------  -----------
Minority equity in subsidiaries...........................................        3,196      --
                                                                            -----------  -----------
Commitments and contingencies (Notes 10 and 14)

Shareholders' Equity:
  Common stock:
    Class A, no par value; 5,000,000 shares authorized; 500 shares issued
      and outstanding at July 31, 1997; none at July 31, 1998.............            3      --
    Class B, no par value; 10,000,000 shares authorized; 500 shares issued and outstanding at July 31, 1997; 1,000 issued and outstanding
      July 31, 1998.......................................................            3           6
  Additional paid-in capital..............................................          780
  Retained earnings.......................................................      133,245     120,792
                                                                            -----------  -----------
      Total shareholders' equity..........................................      134,031     120,798
                                                                            -----------  -----------
      Total liabilities and shareholders' equity..........................  $   544,578   $ 545,391
                                                                            -----------  -----------
                                                                            -----------  -----------

    The accompanying notes are an integral part of these statements.

                              MTS, INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE FISCAL YEARS ENDED JULY 31, 1996, 1997 AND 1998



                                                   FOR THE YEARS ENDED JULY 31,
                                            -----------------------------------------

                                                1996          1997           1998
                                            -------------  -------------  -----------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

Net revenue...............................  $   1,001,035  $   991,810  $ 1,008,146
Cost of sales.............................        676,155      669,279      684,201
                                            -------------  -------------  -----------
    Gross profit..........................        324,880      322,531      323,945
Selling, general and administrative
  expenses................................        270,353      267,620      269,263
Depreciation and amortization.............         20,938       26,365       22,287
                                            -------------  -------------  -----------
    Income from operations................         33,589       28,546       32,395
Other income and (expenses):
  Interest expense........................        (14,905)     (14,298)     (14,921)
  Foreign currency translation gain
    (loss)................................         (1,425)      (3,552)       1,082
  Other income and (expenses).............            (62)      (1,154)        (455)
                                            -------------  -------------  -----------
    Income before taxes, extraordinary
      item and minority interest..........         17,197        9,542       18,101
Provision for income taxes................          7,013        4,543        8,096
                                            -------------  -------------  -----------
    Income before extraordinary item and
      minority interest...................         10,184        4,999       10,005
Minority interest in net income of
  subsidiaries............................            149          224          139
                                            -------------  -------------  -----------
    Income before extraordinary item......         10,035        4,775        9,866
Extraordinary loss on extinguishment of
  debt, net of income taxes of $824.......       --              1,236      --
                                            -------------  -------------  -----------
    Net income............................  $      10,035  $     3,539  $     9,866
                                            -------------  -------------  -----------
                                            -------------  -------------  -----------

Basic and diluted earnings per share:
  On income before extraordinary item.....  $   10,035.73  $  4,774.83  $  9,865.72
                                            -------------  -------------  -----------
                                            -------------  -------------  -----------
  On net income...........................  $   10,035.73  $  3,539.31  $  9,865.72
                                            -------------  -------------  -----------
                                            -------------  -------------  -----------

    The accompanying notes are an integral part of these statements.

                              MTS, INCORPORATED

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         FOR THE FISCAL YEARS ENDED JULY 31, 1996, 1997, AND 1998

                                                                        COMMON STOCK
                                                     --------------------------------------------------
                                                             SERIES A                  SERIES B
                                                     ------------------------  ------------------------
                                                       SHARES       AMOUNT       SHARES       AMOUNT
                                                     -----------  -----------  -----------  -----------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Balance, July 31, 1995.............................         500   $        3          500   $        3
  Trust distributions..............................      --           --           --           --
  Net income.......................................      --           --           --           --
  Translation adjustment, net of income taxes......      --           --           --           --
                                                            ---   -----------       -----   -----------
Balance, July 31, 1996.............................         500            3          500            3
  Trust distributions..............................      --           --           --           --
  Net income.......................................      --           --           --           --
  Translation adjustment, net of income taxes......      --           --           --           --
                                                            ---   -----------       -----   -----------
Balance, July 31, 1997.............................         500            3          500            3
  Trust distribution (unaudited)...................      --           --           --           --
  Net income (unaudited)...........................      --           --           --           --
  Translation adjustment, net of income taxes
    (unaudited)....................................      --           --           --           --
  Conversion of Class A to Class B common shares as
    part of Reorganization (unaudited).............        (500)          (3)         500            3
                                                            ---   -----------       -----   -----------
Balance, July 31, 1998.............................      --        $  --            1,000    $       6
                                                            ---   -----------       -----   -----------
                                                            ---   -----------       -----   -----------

                                                                              RETAINED EARNINGS
                                                                    -------------------------------------
                                                                      BEFORE                     AFTER
                                                      ADDITIONAL    CUMULATIVE   CUMULATIVE   CUMULATIVE
                                                        PAID-IN     TRANSLATION  TRANSLATION  TRANSLATION
                                                        CAPITAL     ADJUSTMENT   ADJUSTMENT   ADJUSTMENT     TOTAL
                                                     -------------  -----------  -----------  -----------  ---------
(IN THOUSANDS)
Balance, July 31, 1995.............................    $     780    $  137,147    $ (10,469)  $  126,678   $ 127,464
  Trust distributions..............................       --              (357)      --             (357)       (357)
  Net income.......................................       --            10,035       --           10,035      10,035
  Translation adjustment, net of income taxes......       --            --           (1,995)      (1,995)     (1,995)
                                                           -----    -----------  -----------  -----------  ---------
Balance, July 31, 1996.............................          780       146,825      (12,464)     134,361     135,147
  Trust distributions..............................       --              (126)      --             (126)       (126)
  Net income.......................................       --             3,539       --            3,539       3,539
  Translation adjustment, net of income taxes......       --            --           (4,529)      (4,529)     (4,529)
                                                           -----    -----------  -----------  -----------  ---------
Balance, July 31, 1997.............................          780       150,238      (16,993)     133,245     134,031
  Trust distribution...............................         (780)      (15,020)      --          (15,020)    (15,800)
  Net income.......................................       --             9,866       --            9,866       9,866
  Translation adjustment, net of income taxes......       --            --           (7,299)      (7,299)     (7,299)
  Conversion of Class A to Class B common shares as
    part of Reorganization.........................       --            --           --           --          --
                                                           -----    -----------  -----------  -----------  ---------
Balance, July 31, 1998.............................    $       0     $ 145,084    $ (24,292)   $ 120,792   $ 120,798
                                                           -----    -----------  -----------  -----------  ---------
                                                           -----    -----------  -----------  -----------  ---------

    The accompanying notes are an integral part of these statements.

                              MTS, INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED JULY 31, 1996, 1997, AND 1998

                                                       FOR THE YEARS ENDED JULY 31,
                                                    ----------------------------------
                                                      1996        1997          1998
                                                    ---------  ------------  ---------



(DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................  $  10,035   $   3,539     $ 9,866
  Adjustments to reconcile net income to net cash
    provided by operating actvities:
    Depreciation and amortization.................     26,784      32,127      28,558
    Provision (recovery) for losses on accounts
      receivable..................................        (95)         23       1,087
    Loss on disposal of depreciable assets........      2,432       2,678       3,011
    Exchange (gain) loss..........................        763       1,902      (2,626)
    Other non-cash expense........................        249         834         348
    Provision for deferred taxes..................        789         360      (3,425)
    Minority interests in net income of
      subsidiaries................................        149         223         139
    Extraordinary loss on extinguishment of
      debt........................................     --           1,236         --
    (Decrease) increase in cash resulting from
      changes in:
      Accounts receivable.........................      3,960       1,551     (10,421)
      Inventories.................................    (26,624)     (8,290)     22,394
      Prepaid expenses............................        287       3,711       2,740
      Accounts payable............................     19,260      15,183     (21,238)
      Accrued liabilities.........................     10,140      (3,549)      2,697
      Deferred revenue............................         77         635         360
                                                    ---------  ------------  ---------
        Net cash provided by operating
          activities..............................     48,206      52,163      33,490
                                                    ---------  ------------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets.....................    (48,730)    (45,012)    (30,686)
  Acquisition of investments and artwork..........     (7,025)     (5,467)     (6,179)
  Increase in deposits............................       (835)     (1,701)     (2,165)
  Refund of deposits..............................        791         121         170
  Increase in intangibles.........................     (3,080)       (681)     (6,410)
                                                    ---------  ------------  ---------
        Net cash used in investing activities.....    (58,879)    (52,740)    (45,270)
                                                    ---------  ------------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans to shareholders, officers and employees...       (345)       (223)        (90)
  Proceeds from employee loan repayments..........        520         572         106
  Trust distributions.............................       (357)       (126)       (240)
  Principal payments under long-term financing
    agreements....................................    (32,523)    (93,672)   (220,499)
  Proceeds from issuance of long-term financing
    agreements....................................     38,941     102,169     249,493
                                                    ---------  ------------  ---------
        Net cash provided by financing
          activities..............................     6,236       8,720       28,770
                                                    ---------  ------------  ---------
Effect of exchange rate changes on cash...........    (7,289)     (9,789)      (8,988)
                                                    ---------  ------------  ---------
        Net increase (decrease) in cash and cash
          equivalents.............................    (11,726)     (1,646)      8,002
Cash and cash equivalents, beginning of period....     19,979       8,253       6,607
                                                    ---------  ------------  ---------
Cash and cash equivalents, end of period..........  $   8,253   $   6,607    $ 14,609
                                                    ---------  ------------  ---------
                                                    ---------  ------------  ---------
Cash paid for interest expense....................  $  13,562   $  17,434    $ 12,872
                                                    ---------  ------------  ---------
                                                    ---------  ------------  ---------
Cash paid for income taxes........................  $   4,057   $   5,440    $  8,366
                                                    ---------  ------------  ---------
                                                    ---------  ------------  ---------

    The accompanying notes are an integral part of these statements.

                              MTS, INCORPORATED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION POLICY--The consolidated financial statements include the accounts of MTS, INCORPORATED and its majority and wholly owned subsidiaries (Company). As the result of a reorganization in April 1998 of the retail business assets of the shareholder and his family, the financial statements include, on a retroactive basis for the periods prior to the reorganization, the accounts of businesses previously held by two trusts for the benefit of the shareholder's sons (Trusts) as well as the accounts of two S corporations owned by the shareholder's sons (S Corporations) (Note 2).

    The Company has 50% investments in certain foreign joint ventures that are accounted for using the equity method. In June, 1998, the Company acquired the remaining stock of a joint venture from its former partner; consequently, income or loss of this operation is included in the consolidated statement of income from the date that the Company acquired a controlling interest.

    All material intercompany balances and transactions have been eliminated in consolidation.

    GENERAL--The Company operates retail stores under the name Tower offering a diversified line of recorded music products and other complementary products throughout the United States, Japan, the United Kingdom and other parts of the world.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid temporary cash investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows. The Company's bank deposits generally exceed the federally insured limit.

    INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The Company does not provide an allowance for inventory markdowns, due to music industry return policies which generally provide for full recovery of cost upon return.

    PROPERTY AND EQUIPMENT--Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Depreciation is computed on all fixed assets with the exception of land. Buildings are depreciated over 40 years, leasehold improvements over an average of 15 years, store fixtures over 7 to 10 years, and equipment and vehicles over 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

    Amortization of video rental cassettes is calculated based on a straight line method over three years. When the popularity of renting the new release declines (usually after approximately six months)

                              MTS, INCORPORATED

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) redundant copies are transferred from rental stock to merchandise inventories for sale to customers at net realizable value. A write down to net realizable value is recorded in cost of sales at the time of the transfer from rental to held-for-sale classification.

    STORE PREOPENING COSTS--Costs of a noncapital nature incurred prior to opening of new stores are expensed as incurred.

    INTANGIBLES--Intangibles primarily represent the excess of cost over the fair value of businesses acquired and debt issuance costs. The Company amortizes goodwill using the straight-line method over 40 years. Debt issuance costs are amortized over the term of the related debt using the effective interest rate method.

    INCOME TAXES--The Company accounts for income taxes under the liability method. Deferred taxes are recorded based on the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. No allowance against deferred tax assets was provided at July 31, 1997 nor 1998.

    EARNINGS PER SHARE--Effective January 31, 1998, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE, which was effective for accounting periods ending after December 15, 1997. SFAS No. 128 changed the method of calculating earnings per share and requires a dual presentation of basic and diluted earnings per share. In accordance with the provisions of SFAS No. 128, earnings per share information for all periods presented have been stated under the methodology and disclosures specified in SFAS No. 128.

    REVENUE RECOGNITION--The Company's revenue is primarily from retail sales comprised of recorded music (including compact discs and audio cassettes), video sales (including recorded video cassettes, laser discs and DVD) and other complementary products (including books, magazines, blank tapes, software titles and accessories) through the Company's stores and are recognized at the point of the retail transaction. Reductions of revenues for returns by customers are generally provided at the point of the return due to infrequency and occurrence within short intervals of the sale.

    TRANSLATION OF FOREIGN CURRENCY--The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of retained earnings. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur.

    RISK MANAGEMENT INSTRUMENTS--The Company enters into foreign exchange contracts as a hedge against variations in exchange rates on accounts and notes payable due in foreign currency.

                              MTS, INCORPORATED

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Market value gains and losses related to foreign exchange contracts are recognized and offset foreign exchange gains and losses on foreign accounts and notes payable. Counterparties to risk management instruments are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

    ADVERTISING EXPENSE--Advertising expenses are recorded as an expense when incurred. Cooperative advertising rebates and supplier promotional and in-store advertising reimbursements earned are recognized as reductions to advertising expense in the period the advertisements are run or the merchandising programs are provided. Certain other rebates and listening station fees from media vendors are also credited to advertising expense in the period the related advertising expenses are incurred. Such rebates and reimbursements are in consideration for ad production and placement activities performed by the Company, and are negotiated under contractual agreements on a case-by-case basis. Net advertising and marketing expense (revenue) was $3,306,000 ($1,469,000) and ($4,721,000) for the years ended
July 31, 1996, 1997 and 1998, respectively.

    ACCOUNTING ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    GIFT CERTIFICATES--The Company offers gift certificates for sale. A deferred income account is established for gift certificates issued. When gift certificates are redeemed at the store level, the deferred income account is charged and revenue is credited.

    NEW ACCOUNTING PRONOUNCEMENTS--Statement of Financial Accounting Standards
(SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, were issued in June 1997. The Company will adopt both of the statements on their effective date, which will be in the Company's fiscal year ending July 31, 1999.

    SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is a measure of all changes in the equity of the Company as a result of recognized transactions and other economic events of the period other than transactions with shareholders in their capacity as shareholders. Had the provisions of SFAS No. 130 been applied for the years ended July 31, 1996, 1997 and 1998, comprehensive income would have consisted primarily of net income and foreign currency translation adjustments.

    SFAS No. 131 requires that the Company report financial and descriptive information about its reportable operating segments using the "management approach" model. Under the management approach model, segments are defined based on the way the Company's management internally evaluates segment performance and decides how to allocate resources to segments. The Company is in the process of evaluating the impact of this pronouncement on its segment disclosures.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 19997 (and, at the company's election, before January 1, 1998).

    The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements nor determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

                              MTS, INCORPORATED

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECLASSIFICATIONS. Certain reclassifications have been made to conform prior years' financial statements to the current year's presentation.

    RISKS RELATING TO INTERNATIONAL OPERATIONS--The Company has substantial operations and assets located outside the United States, primarily in Japan and the United Kingdom. With respect to international operations, principally all of the Company's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to US dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. Changes in certain exchange rates could adversely affect the Company's business, financial position and results of operations.

    International operations are also subject to a number of other special risks, including trade barriers, exchange controls, governmental expropriation, political risks and risks of increases in taxes. In addition, the laws of certain foreign countries do not protect the Company's trademark, trade name, copyright and other intellectual property rights to the same extent as they do the laws of the United States. Also, various jurisdictions outside the United States have laws limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions are met. Earnings of international subsidiaries are subject to income taxes of non-U.S. jurisdictions that reduce cash flow available to meet required debt service and other obligations of the Company.

NOTE 2--REORGANIZATION

    In April 1998, the Company consummated certain transactions designed to consolidate substantially all of the business operations into the Company
(such transactions collectively, the "Reorganization") as a result of which the Company became a wholly owned subsidiary of TOWER RECORDS, INCORPORATED (Parent). The Company also, prior to the Reorganization, transferred certain assets to the Trusts in April 1998.

    The Reorganization included an exchange by the Company's shareholders of their common shares in the Company for a controlling equity interest in the Parent. As part of the Reorganization, two irrevocable trusts established by the Company's principal shareholder for the benefit of his sons (the Trusts) and the shareholders of two S corporations (the S Corporations), contributed certain assets, liabilities and equity ownership interests in businesses to the Parent in exchange for the remaining equity interest in the Parent. The assets, liabilities and businesses contributed by the Trusts and the shareholders of the S Corporations consist of one Tower store, land used in the Tower business, trademark rights to the Tower name in Japan and all royalties accrued in connection therewith on and after February 1, 1998, a recorded music wholesale operation, intercompany receivables and payables, bank debt and the cash surrender value as of April 1998 of certain second-to-die split value life insurance policies on the lives of the Parent's principal shareholder and his wife. The Parent then contributed to the Company the assets and liabilities it received from the Trusts and the shareholders of the S corporations.

    The Reorganization was a combination of businesses under common control and, accordingly, has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities the Company received from the Parent in the Reorganization and the historical results of operations of such business assets are included, on a retroactive basis, in the Company's consolidated balance sheets and statements of income for all periods presented at the previous accounting basis of the Trusts and shareholders of the S corporations.

    Subsequent to July 31, 1998, the Company eliminated by upstream merger the subsidiary of T.R. Services. Additionally, the Company recently reacquired all minority interests in certain subsidiaries of MTS, INCORPORATED which the Company eliminated through upstream mergers into the Company. The Company also eliminated Tower Domestic, Inc. and Queen Anne Record Sales, subsidiaries of the Company, through upstream mergers into the Company.

    Prior to and apart from the Reorganization, the Company transferred to the Trusts certain assets valued at $2,860,000 in exchange for inventory with an equal value. The sale price of these assets was determined based on independent appraisals or estimates of the fair market value of the assets that the Company believes to be reasonable.

                               MTS, INCORPORATED

NOTE 2--REORGANIZATION (CONTINUED)     In the Reorganization, the Trusts
transferred to the Parent certain business assets, liabilities, intercompany accounts, and the cash surrender value of certain life insurance policies and retained their cash, certain receivables and other assets and liabilities with an aggregate net book value of $15,800,000, net of related deferred taxes. The principal asset retained is a noninterest bearing trademark royalty receivable from the Company amounting to $12,891,000, offset by a related deferred tax liability of $5,801,000. Since the Company's consolidated financial statements include the Trust's assets and liabilities on a retroactive basis, the net assets retained by the Trusts are reflected as non cash distributions of retained earnings on the date of the Reorganization.

    In accordance with the Company's articles of incorporation, each outstanding share of its Class A common stock automatically converted to one share of Class B common stock upon exchange of the Company's common shares by the shareholders for shares of the Parent as part of the Reorganization.

                              MTS, INCORPORATED

NOTE 3--EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

                                                 FOR THE YEAR ENDED JULY 31,
                                          ------------------------------------------
                                              1996           1997          1998
                                          -------------  -------------  ------------


Income available to common shareholders
  before extraordinary item.............  $      10,035  $      4,775  $      9,866
Extraordinary item......................       --              (1,236)     --
                                          -------------  -------------  ------------
                                          $      10,035  $      3,539  $      9,866
                                          -------------  -------------  ------------
                                          -------------  -------------  ------------

Weighted average shares outstanding for
  determination of:
  Basic earnings per share..............          1,000         1,000         1,000
                                          -------------  -------------  ------------
                                          -------------  -------------  ------------
  Diluted earnings per share............          1,000         1,000         1,000
                                          -------------  -------------  ------------
                                          -------------  -------------  ------------
Basic earnings per share:
  On income before extraordinary item...  $   10,035.73  $   4,774.83  $    9,865.72
  On extraordinary item.................       --           (1,235.52)       --
                                          -------------  -------------  ------------
  On net income.........................  $   10,035.73  $   3,539.31  $    9,865.72
                                          -------------  -------------  ------------
                                          -------------  -------------  ------------

    Diluted earnings per share is the same as basic earnings per share since the Company has a simple capital structure with only common shares outstanding.

                              MTS, INCORPORATED

NOTE 4--RECEIVABLES

    Receivables consist of (in thousands):

                                                                 JULY 31,
                                                           --------------------
                                                             1997        1998
                                                           ---------  ---------

Trade receivables, less allowance for doubtful accounts
  of $420 and $1,060.....................................  $  16,914   $ 13,095
Officers and employee receivables, including notes, less
  allowance for doubtful accounts of $98 and $550........      1,736        461
Notes receivable, shareholders and family members,
  current portion........................................        371     --
Other receivables........................................      1,677      9,539
                                                           ---------  ---------
                                                           $  20,698   $ 23,095
                                                           ---------  ---------
                                                           ---------  ---------

    The Company has receivables of approximately $4,930,000 and $4,556,000 from sales of product for resale and supplies to unconsolidated foreign joint ventures at July 31, 1997, and 1998 respectively.

NOTE 5--FIXED ASSETS

    Fixed assets consist of (in thousands):

                                                                JULY 31,
                                                        -------------------------
                                                           1997          1998
                                                        -----------  ------------
Land..................................................  $     9,876   $    9,730
Buildings.............................................       19,708       19,049
Leasehold improvements................................      134,876      142,856
Video rental cassettes................................       20,241       20,043
Store fixtures........................................       41,910       46,434
Equipment.............................................      115,982      118,298
Vehicles..............................................          581          505
                                                        -----------  -----------
                                                            343,174      356,915
Less: accumulated depreciation and amortization.......      152,817      169,329
                                                        -----------  -----------
                                                        $   190,357   $  187,586
                                                        -----------  -----------
                                                        -----------  -----------

    The cost to build new store fixtures and improvements includes a portion of the interest expense. Interest capitalized was $192,000 and $30,000 for the years ended July 31, 1997 and 1998 respectively.

                              MTS, INCORPORATED

NOTE 5--FIXED ASSETS (CONTINUED)
    Depreciation and amortization of fixed assets was $26,330,000, $31,479,000 and $27,113,000 for the years ended July 31, 1996, 1997 and 1998, respectively.

NOTE 6--OTHER ASSETS

    Other assets consist of (in thousands):

                                                              JULY 31,
                                                        --------------------
                                                          1997       1998
                                                        ---------  ---------

Notes receivable, shareholders and family members,
  less current portion................................  $     785  $  --
Notes receivable, officers and employees, less current
  portion.............................................      2,280      2,392
Investment in foreign joint ventures..................      1,962        894
Securities and artwork................................        994          2
Cash surrender value of officers' life insurance......      8,956     12,129
Deposits..............................................      7,298      6,864
Goodwill, debt issuance costs and other intangible
  assets, net of accumulated amortization of
  $3,336 and $4,781...................................      5,550     10,938
                                                        ---------  ---------
                                                        $  27,825  $  33,219
                                                        ---------  ---------
                                                        ---------  ---------

    Cash surrender value of life insurance at July 31, 1998 includes
$9,361,000 as to split value life insurance policies on the lives of the Company's Parent's principal shareholder and his wife for the benefit of certain family trusts. Under the terms of the policies, the Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company, except for one group of policies as to which the Company will receive the first proceeds of the policies up to the sum of the aggregate premiums paid by the Company plus $8,917,000 representing the cash surrender value of the policies when received by the Company in April 1998 as part of the Reorganization. The balance of the proceeds will be paid to the Trusts. Premiums on the policies amount to $3.6 million per year which are recorded as expense, net of increases in the cash surrender value of the policies.
Life insurance expense related to these policies amounted to $352,000, $274,000 and $279,000 in the years ended July 31, 1996, 1997, and 1998, respectively.

                              MTS, INCORPORATED

NOTE 7--LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                                                    JULY 31,
                                                                            ------------------------
                                                                               1997          1998
                                                                            -----------  -----------

9.375% Senior Subordinated Notes, uncollateralized, interest payable
  semiannually, principal due May 2005....................................  $   --        $  110,000
Senior Revolving Credit Facility, collateralized:
  Dollar-based, variable interest payable monthly (6.10% to 6.38%
    at July 31, 1998).....................................................                    33,500
  Yen-based, variable interest payable monthly (1.17% to 1.63%
    at July 31, 1998).....................................................                    76,314
Revolving credit line, uncollateralized, variable interest payable
  monthly (6.63% at July 31, 1997), retired in April 1998.................      102,000       --
1.88% Senior note, uncollateralized, interest payable quarterly, retired
  in April 1998...........................................................       49,374       --
1.42% Senior note, uncollateralized, interest payable quarterly, retired
  in April 1998...........................................................       29,175       --
2.40% to 2.50% term loan notes, uncollateralized, principal and interest
  payable quarterly, retired in April 1998................................       17,017       --
Other obligations, 8.21% to 12.5%, principal and interest generally due in monthly installments, collateralized by certain real property, equipment
  and leasehold improvements..............................................       13,701       12,071
                                                                            -----------  -----------
Total Long-term Debt......................................................      211,267      231,885
Less Current Portion......................................................      163,171        2,540
                                                                            -----------  -----------
Noncurrent Debt...........................................................  $    48,096   $  229,345
                                                                            -----------  -----------
                                                                            -----------  -----------

    In April 1998, the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines, senior notes and term notes by consummating an offering of $110.0 million of 9.375% senior subordinated notes (Notes) and entering into a new senior revolving credit facility (New Credit Facility) of up to $275.0 million.

                              MTS, INCORPORATED

NOTE 7--LONG-TERM DEBT (CONTINUED)

    The Notes have options to redeem in part at various premiums throughout the duration of the indenture. The New Credit Facility consists of two sub-facilities (one for a maximum of $125.0 million and one for a maximum of Japanese yen of 19,810,500,000, which amounted to $150.0 million at inception) and matures in April 2001 with two provisions to extend for an additional one-year period subject to certain terms and conditions. Maximum borrowings under the New Credit Facility are subject to a borrowing base formula and are collateralized by a majority of the Company's inventory, accounts receivable and a pledge of 65% of the capital stock of its Japanese subsidiary. The New Credit Facility bears interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR rate, Yen Base Rate and Euro Rate, plus an annual facility fee. The amount included in the outstanding balance on July
31, 1998, under this agreement, drawn down in yen was 11,046,500,000 translated to $76,314,000.

    There are various restrictive terms and covenants under the senior subordinated notes and revolving credit facility relating to occurrence of material adverse financial or operating conditions, minimum levels of net worth, minimum fixed charge ratios, balance sheet coverage ratios, and leverage ratios. Certain limitations on additional indebtedness, liens or encumbrances on assets, long-term lease transactions, capital expenditures, and issuance of capital stock.

    In connection with retirement of Senior Notes in January 1997, the Company recorded an extraordinary loss consisting of prepayment penalties.

    Maturities of long-term debt obligations are as follows (in thousands):

                                                                    YEAR ENDING
                                                                    ------------
                                                                    JULY 31,1998
                                                                    ------------
1999..............................................................  $     2,540
2000..............................................................        2,132
2001..............................................................      111,733
2002..............................................................          829
2003..............................................................          481
Thereafter........................................................      114,170
                                                                    ------------
    Total.........................................................  $   231,885
                                                                    ------------
                                                                    ------------

NOTE 8--DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments approximates the related carrying value. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    CASH AND CASH EQUIVALENTS AND NOTES RECEIVABLE--The carrying amount approximates fair value because of the short-term maturity of these instruments.

                              MTS, INCORPORATED

NOTE 8--DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) LONG-TERM DEBT--The fair value of the Company's fixed rate long-term debt was estimated based upon the discounted amount of future cash flows using rates offered to the Company for debt of a similar nature using remaining average maturities and taking into account the global markets in which funds are available to the Company. The carrying value of the Company's variable rate debt approximates fair value due to the variable nature of interest rates.

    RISK MANAGEMENT INSTRUMENTS--Foreign exchange and interest rate risk management instruments are recorded at their estimated value based on quoted market prices of comparable contracts.

    DEPOSITS--The fair value is not determinable since there is no market for these deposits and the date of recovery of the amount on deposit depends on future events.

NOTE 9--SHAREHOLDERS' EQUITY

    COMMON STOCK--The Company's articles of incorporation authorize issuance of two classes of common stock: Class A and Class B. Class A and Class B Common Stock have no par value and have the same rights and privileges except that Class A common has ten votes per share on all matters while Class B common has one vote per share on all matters and Class B common has priority voting rights, as a separate class, to elect twenty-five percent of the total membership of the Board of Directors.

    In accordance with the Company's Articles of Incorporation, each share of Class A common automatically converted into one share of Class B common stock upon the exchange by the shareholders of the Company's common shares for shares of the Parent as part of the Reorganization (see Note 2).

    PREFERRED STOCK--Preferred stock (1,000,000 shares authorized) may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to or imposed upon unissued series of preferred stock and to fix the number of shares of any such series.

NOTE 10--LEASES

    OPERATING LEASES--The Company leases substantially all of its retail stores, warehouses and administrative facilities. Those operating lease agreements expire through 2023 and generally have renewal options of one to twenty years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes.

                              MTS, INCORPORATED

NOTE 10--LEASES (CONTINUED)
    Minimum future obligations on noncancelable operating leases are as follows (in thousands):

YEAR ENDING JULY 31,                                                                   1998
-------------------------------------------------------------------------------  -----------


1999...........................................................................  $    38,781
  2000.........................................................................       36,715
  2001.........................................................................       32,160
  2002.........................................................................       30,628
  2003.........................................................................       29,807
  Thereafter...................................................................      166,359
                                                                                   -----------
    Total Minimum Future Rental Payments.......................................  $   334,450
                                                                                   -----------
                                                                                   -----------

    Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for the years ended July 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                          FOR THE YEARS ENDED
                                                          -------------------
                                                               JULY 31,
                                                               --------
                                                       1996       1997       1998
                                                     ---------  ---------  ---------
Minimum rentals....................................  $  62,318  $  64,808  $  63,772
Contingent rentals.................................      4,211      5,141      5,136
                                                     ---------  ---------  ---------
                                                     $  66,529  $  69,949  $  68,908
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

                               MTS, INCORPORATED

NOTE 11--INCOME TAXES

    The provision for income taxes is allocated between income from operations, extraordinary loss on extinguishment of debt and cumulative translation adjustments to retained earnings. The provision for income taxes on income from operations consists of (in thousands):

                                                                                         FOR THE YEARS ENDED
                                                                                        ---------------------
                                                                                               JULY 31,
                                                                                               --------
                                                                                      1996       1997       1998
                                                                                   ---------  ---------  ---------
Current:
  U.S.
Federal...................................................................         $  4,220   $     843  $  10,055
  State and Local................................................................      (185)        424      1,215
  Foreign........................................................................     2,189       2,916        251
                                                                                   ---------  ---------  ---------
                                                                                      6,224       4,183     11,521
                                                                                   ---------  ---------  ---------
Deferred:
  U.S. Federal...................................................................    (3,467)      1,106        124
  State and Local................................................................       773         237       (226)
  Foreign........................................................................     3,483        (983)    (3,323)
                                                                                   ---------  ---------  ---------
                                                                                        789         360     (3,425)
                                                                                   ---------  ---------  ---------
Provision for income taxes.......................................................  $  7,013   $   4,543  $   8,096
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The effective tax rates (i.e. provision for income taxes as a percent of income before income taxes) differs from the statutory federal income tax rate as follows (in thousands, except percentages):

                                                                                FOR THE YEAR ENDED JULY 31,
                                                           -------------------------------------------------------------
                                                             1996        %        1997         %        1998        %
                                                           -------   --------  ---------  ---------  ---------  --------
Federal income tax, at statutory rate....................  $ 6,019       35.0% $   3,339       35.0% $   6,335      35.0%
Trust taxes in excess of (less than) C corporation rate..      170        0.8        229        2.4        246       1.4
State and local income taxes, net of federal benefit.....      871        5.2        362        3.8      1,023       5.7
Foreign taxes............................................    5,672       32.7      1,933       20.3     (3,073)    (17.0)
Foreign tax credit recognized............................   (5,672)     (32.7)    (1,933)     (20.3)     3,073      17.0
Other, principally permanent differences.................      (47)      (0.2)       613        6.4        492       2.7
                                                           -------   --------  ---------  ---------  ---------  --------
Provision for income taxes...............................  $ 7,013       40.8% $   4,543       47.6% $   8,096      44.8%
                                                           -------   --------  ---------  ---------  ---------  --------
                                                           -------   --------  ---------  ---------  ---------  --------

    The effective tax rate prior to the Reorganization in April 1998 was influenced by higher statutory tax rates applicable to trust income than to C corporation income and deductibility of distributions of trust income within certain time frames of when earned.

                              MTS, INCORPORATED

NOTE 11--INCOME TAXES (CONTINUED)
    Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

                                                                               JULY 31,
                                                                         --------------------
                                                                           1997       1998
                                                                         ---------  ---------
Deferred tax assets:
  Foreign tax credits..................................................  $  11,816  $   5,403
  Cumulative translation adjustment to retained earnings...............     12,896     15,353
  Tax, but not book, gain on transactions between MTS and Trusts.......      3,626      3,690
  California state franchise tax.......................................      1,792        689
  Vacation Accrual.....................................................        632        777
  Capitalized inventory costs..........................................        383        485
  Other nondeductible expenses and accelerated income items............      1,483        562
                                                                         ---------  ---------
    Total deferred tax assets..........................................     32,628     26,959
                                                                         ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization........................................     15,293      4,108
  Differences between tax and accounting in inclusion of income from
    foreign operations.................................................      3,413      1,734
  Cash to accrual difference on Trusts.................................      4,264      --
  Other accelerated deductions and deferred income items...............      1,667      1,857
                                                                         ---------  ---------
    Total deferred tax liabilities.....................................     24,637      7,699
                                                                         ---------  ---------
      Net deferred tax assets..........................................  $   7,991  $  19,260
                                                                         ---------  ---------
                                                                         ---------  ---------

    Deferred tax assets and liabilities are reflected in the Company's consolidated balance sheets as follows (in thousands):

                                                                                JULY 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Current deferred tax assets.............................................  $     425  $   4,184
Non-current deferred tax assets.........................................      7,566     15,076
                                                                          ---------  ---------
    Net deferred tax assets.............................................  $   7,991  $  19,260
                                                                          ---------  ---------
                                                                          ---------  ---------

                               MTS, INCORPORATED

NOTE 12--PENSION PLAN

    PROFIT SHARING--Substantially all full-time domestic employees with twenty-four months of service who have attained age twenty-one participate in the Company's profit sharing retirement programs. The plans provide for discretionary contributions as determined annually by the Board of Directors of up to 15% of all eligible compensation. Costs under the plans are funded on an annual basis. The trustee of the plan is also an officer of the Company.

    The Company also maintains a plan for employees of their Japanese subsidiary. The plan covers substantially all employees of the Japanese operations. The plan provides for a lump sum payment upon termination without cause based on term of service and compensation level. A liability for plan payments is accrued equal to the amount that would result from termination of all employees based on service to date and current compensation levels. As permitted by Japanese law, the plan is not funded.

    Pension expense under the pension plans amounted to $1,792,000, $1,719,000 and $2,383,000 for the years ended July 31, 1996, 1997 and 1998, respectively.

                              MTS, INCORPORATED

NOTE 13--SEGMENT AND GEOGRAPHIC INFORMATION:

    The Company operates predominantly in the recorded music retail industry.

    Financial information relating to the Company's principal foreign operations is as follows (in thousands):



                                               FOR THE YEAR ENDED JULY 31,
                                               ---------------------------

                                                   1996          1997          1998
                                               ----------   -----------  --------------
Net Revenue:
  United States:
    Unaffiliated customer sales..............  $   520,960  $   553,292  $   587,565
    Interarea transfers......................       63,392       44,092       37,901
                                               -----------  -----------  -------------
                                                   584,352      597,384      625,466
                                               -----------  -----------  -------------
  Japan:
    Unaffiliated customer sales..............      334,586      304,630      288,876
    Interarea transfers......................            0            0            0
                                               -----------  -----------  -------------
                                                   334,586      304,630      288,876
                                               -----------  -----------  -------------
  Great Britain and Ireland:
    Unaffiliated customer sales..............       56,590       59,774       64,419
    Interarea transfers......................        1,045        1,858        1,215
                                               -----------  -----------  -------------
                                                    57,635       61,632       65,634
                                               -----------  -----------  -------------
  Other:
    Unaffiliated customer sales..............       24,462       28,164       28,170
    Interarea transfers......................            0            0            0
                                               -----------  -----------  -------------
                                                    24,462       28,164       28,170
                                               -----------  -----------  -------------
     TOTAL                                     $ 1,001,035  $   991,810  $ 1,008,146
                                               -----------  -----------  -------------
                                               -----------  -----------  -------------
Operating income (loss):
  United States..............................  $    13,747  $    12,831  $   23,310
  Japan......................................       19,605       14,825      10,135
  Great Britain and Ireland..................          440        1,081         951
  Other......................................         (203)        (191)     (2,001)
                                               -----------  -----------  -------------
                                               $    33,589  $    28,546  $   32,395
                                               -----------  -----------  -------------
                                               -----------  -----------  -------------

                              MTS, INCORPORATED

NOTE 13--SEGMENT AND GEOGRAPHIC INFORMATION: (CONTINUED)

                                                                             JULY 31,
                                                               -------------------------------------
                                                                  1996         1997         1998
                                                               -----------  -----------  -----------

Identifiable assets:
  United States..............................................  $   359,735  $   373,273   $ 395,785
  Japan......................................................      122,952      121,778      96,996
  Great Britain and Ireland..................................       30,077       29,937      29,977
  Other......................................................       16,006       19,590      22,633
                                                               -----------  -----------  -----------
                                                               $   528,770  $   544,578   $ 545,391
                                                               -----------  -----------  -----------
                                                               -----------  -----------  -----------

    United States net revenue includes export sales to non-affiliated customers of $ 0, $3,856,000, and $2,583,000 for the years ended July 31, 1996, 1997 and 1998, respectively.

NOTE 14--FORWARD EXCHANGE CONTRACTS

    At July 31, 1998, the Company had outstanding forward exchange contracts maturing on dates through July 1998, to buy approximately $6,000,000 in foreign currency (701 million yen at the contract rate). The fair value of the contracts as of July 31, 1998 is 869 million yen. The contracts are for the purpose of hedging foreign currency exposure on specific commitments and a net exposed liability position of the Company's operations in Japan, as well as to take advantage of expected changes in exchange rates.

NOTE 15--YEAR 2000 COMPLIANCE

    Many currently installed information technology and non-information technology systems and products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept and recognize four digit entries to distinguish 21st century dates from 20th century dates. As a result, within the next two years computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has developed an overall plan to assist with the Year 2000 problem resolution process. This plan is being used for both information technology (mainly financial programs) and non-information technology programs (stereos, tv's, vcr's, escalators, elevators, etc.). The main components of the plan are as follows: awareness of the problem, preparation of an inventory check list, assessment of complexity, remediation, validation testing and implementation. With respect to information technology systems, the Company has already finished all phases through implementation for the majority of its financial systems and expects to have 100% compliance by late 1998. The non-information technology systems and products have been completed through the assessment of complexity phase and MTS expects to have 100% compliance by the middle of 1999. MTS is still in the process of obtaining year 2000 compliance certificates from its third parties but due to the fact the Company does not have a material relationship with any one vendor it does not anticipate any possible business interruption due to non-compliance with third parties. As of July 31, 1998 the Company has incurred $166,000 in remediation cost and estimates it will require an additional $1,034,000 to complete all year 2000 compliance work. These costs include but are not limited to costs directly related to fixing year 2000 issues, such as modifying software and hiring year 2000 solution providers. Although it is not certain what the worst case Year 2000 scenario would be, management believes that any computer generated work (i.e. inventory tracking, point of sale at cash register) could be performed manually as had been the case before the in-store processing programs were implemented in 1994. In the unlikely event that a contingency plan is needed due to a year 2000 system failure, the Company would revert back to manual "offline" processing of its sales and inventory systems until the problem is resolved.

NOTE 16--RELATED PARTIES

    The Company has a note receivable from the Trusts for the purchase of the Japanese corporate headquarters office. The note is for approximately 620 million yen ($4,283,247 at July 31, 1998) and is included in other current receivables. In addition, the Company has accrued royalty fees payable to the Trusts for royalties charged to them for the use of the Trusts trademarks and logos. This payable is for approximately $12,262,000 included in at July 31, 1998.