Form 10-Q
period 1998-10-31
MTS INC
filed 1998-12-15
CIK 840302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         FOR THE TRANSITION PERIOD FROM
                                       TO

                             COMMISSION FILE NUMBER
                                    333-54035

                                MTS, INCORPORATED
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                              94-1500342
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
             or organization)                              No.)

                       2500 DEL MONTE, WEST SACRAMENTO, CA 95691
                        (Address of principal executive office)

                                  916-373-2500
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

                              MTS, INCORPORATED
                              TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I. Financial Information.............................................    1
 Item 1. Consolidated Financial Statements................................    1
  Consolidated Balance Sheets as of October 31, 1998 and 1997
     and July 31, 1998....................................................    1
  Consolidated Statements of Income for the three months ended
     October 31, 1998 and 1997 ...........................................    2
  Consolidated Statements of Cash Flows for the three months ended
     October 31, 1998 and 1997............................................    3
Notes to Consolidated Financial Statements.................................  4-5
Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  5-7
Part II. Other Information ...............................................  N/A
Signature.................................................................    8


                                MTS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 AS OF OCTOBER 31, 1998, 1997 AND JULY 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                        UNAUDITED
                                                                                        ---------
                                                                              OCTOBER 31,                      JULY 31,
                                                                 -------------------------------------    ----------------
                                                                       1998                1997                 1998
                                                                 ----------------    -----------------    ----------------
                                                               ASSETS
Current Assets:
   Cash and cash equivalents                                              $31,002               $2,480             $14,609
   Receivables, net                                                        28,685               26,280              23,095
   Merchandise inventories                                                291,486              304,268             261,003
   Prepaid expenses                                                         6,755                9,563               6,619
   Deferred tax assets                                                      8,221                1,319               4,184
                                                                 ----------------    -----------------    ----------------
      Total current assets                                                366,149              343,910             309,510
Fixed assets, net                                                         200,977              185,197             187,586
Deferred tax assets                                                        15,950                7,821              15,076
Other assets                                                               36,041               32,343              33,219
                                                                 ----------------    -----------------    ----------------
      Total assets                                                       $619,117             $569,271            $545,391
                                                                 ----------------    -----------------    ----------------
                                                                 ----------------    -----------------    ----------------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                    $2,654               $8,354              $2,540
   Accounts payable                                                       159,783              159,466             157,443
   Accrued liabilities                                                     36,625               27,975              30,422
   Income taxes payable                                                     3,208                  504               1,422
   Deferred revenue, current portion                                        3,037                2,915               3,251
                                                                 ----------------    -----------------    ----------------
      Total current liabilities                                           205,307              199,214             195,078

Long-term Liabilities:
   Long-term debt, less current maturities                                288,784              229,390             229,345
   Deferred revenue, less current portion                                     167                  180                 170
                                                                 ----------------    -----------------    ----------------
      Total liabilities                                                   494,258              428,784             424,593
                                                                 ----------------    -----------------    ----------------
Minority equity in subsidiaries                                                 -                3,232                   -
                                                                 ----------------    -----------------    ----------------
Commitments and contingencies
Shareholders' Equity:
   Common stock:
   Class A, no par value; 5,000,000 shares authorized;
      500 shares issued and outstanding at October 31, 1997:
      none at October 31, 1998 and July 31, 1998                                -                    3                   -
   Class B, no par value; 10,000,000 shares authorized;
      500 shares issued and outstanding at October 31, 1997:
      1,000 issued and outstanding at October 31,1998
      and July 31, 1998                                                         6                    3                   6
   Additional paid-in capital                                                   -                  780                   -
   Retained earnings                                                      124,853              136,469             120,792
                                                                 ----------------    -----------------    ----------------
      Total shareholders' equity                                          124,859              137,255             120,798
                                                                 ----------------    -----------------    ----------------
      Total liabilities and shareholders' equity                         $619,117             $569,271            $545,391
                                                                 ----------------    -----------------    ----------------
                                                                 ----------------    -----------------    ----------------

      The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                    UNAUDITED
                                                           -----------------------------------------------------------
                                                                       1998                           1997
                                                           ----------------------------    ---------------------------
Net revenue                                                                   $233,598                       $239,329
Cost of sales                                                                  154,487                        158,763
                                                           ----------------------------    ---------------------------
     Gross profit                                                               79,111                         80,566

Selling, general and administrative expenses                                    61,640                         62,908
Depreciation and amortization                                                    5,690                          5,645
                                                           ----------------------------    ---------------------------
     Income from operations                                                     11,781                         12,013
Other income and (expenses):
     Interest expense                                                           (4,587)                        (3,439)
     Foreign currency translation loss                                         (11,895)                           (93)
     Other income and (expenses)                                                   325                           (543)
                                                           ----------------------------    ---------------------------
     (Loss) income before taxes and minority interest                           (4,376)                         7,938
     (Benefit) provision for income taxes                                       (1,960)                         3,337
                                                           ----------------------------    ---------------------------
     (Loss) income before minority interest                                     (2,416)                         4,601
Minority interest in net income of subsidiaries                                      -                             38
                                                           ----------------------------    ---------------------------
          Net (loss) income                                                    ($2,416)                        $4,563
                                                           ----------------------------    ---------------------------
                                                           ----------------------------    ---------------------------
Basic and diluted earnings per share:
     On net (loss) income                                                    $2,415.80                      $4,563.45
                                                           ----------------------------    ---------------------------
                                                           ----------------------------    ---------------------------

       The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                        UNAUDITED
                                                                  ---------------------------------------------------------
                                                                             1998                          1997
                                                                  --------------------------    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                ($2,416)                         $4,563
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                                                    6,947                          7,034
      Provision (recovery) for losses on accounts receivable                             146                             (2)
      Loss on disposal of depreciable assets                                             617                            553
      Exchange loss                                                                   10,973                            115
      Other non-cash expense                                                              50                            264
      Provision for deferred taxes                                                    (5,067)                           641
      Minority interests in net income of subsidiaries                                     -                             37
      (Decrease) increase in cash resulting from changes in:
         Accounts  receivable                                                         (5,590)                        (5,582)
         Inventories                                                                 (30,483)                       (22,253)
         Prepaid expenses                                                               (136)                        (1,459)
         Accounts payable                                                              2,340                         (4,490)
         Accrued liabilities                                                           7,989                           (589)
         Deferred revenue                                                               (217)                            37
                                                                  --------------------------    ---------------------------
            Net cash used in operating activities                                    (14,847)                       (21,131)
                                                                  --------------------------    ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                                                       (16,994)                        (5,806)
   Acquisition of investments                                                           (844)                        (1,793)
   Increase in deposits                                                                  (57)                          (742)
   Refunds of deposits                                                                    10                             87
   Increase in intangibles                                                              (747)                           (58)
                                                                  --------------------------    ---------------------------
            Net cash used in investing activities                                    (18,632)                        (8,312)
                                                                  --------------------------    ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees                                            -                            (48)
   Proceeds from employee loan repayments                                                 78                             69
   Principal payments under long-term financing agreements                              (613)                        (5,523)
   Proceeds from issuance of long-term financing agreements                           40,413                         32,000
                                                                  --------------------------    ---------------------------
            Net cash provided by financing activities                                 39,878                         26,498
                                                                  --------------------------    ---------------------------
Effect of exchange rate changes on cash                                                9,994                         (1,182)
                                                                  --------------------------    ---------------------------
            Net increase (decrease) in cash and cash equivalents                      16,393                         (4,127)

Cash and cash equivalents, beginning of period                                        14,609                          6,607
                                                                  --------------------------    ---------------------------
Cash and cash equivalents, end of period                                             $31,002                         $2,480
                                                                  --------------------------    ---------------------------
                                                                  --------------------------    ---------------------------
Cash paid for interest expense                                                        $1,597                         $4,333
                                                                  --------------------------    ---------------------------
                                                                  --------------------------    ---------------------------
Cash paid for income taxes                                                            $1,319                         $1,490
                                                                  --------------------------    ---------------------------
                                                                  --------------------------    ---------------------------

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company).

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 31, 1998 and the results of its operations and cash flows for the three months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

NOTE 2- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rated during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of retained earnings. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $11.9 million and $.1 million as of October 31, 1998 and 1997 respectively. These amounts primarily represent unrealized losses on the Company's yen-denominated debt and the strengthening of the yen versus the U.S. dollar.

NOTE 3- INCOME TAXES

The effective income tax rates for the three months ended October 31, 1998 and 1997 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

NOTE 4- NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, were issued in June 1997. The Company will adopt both of the statements on their effective date, which will be in the Company's fiscal year ending July 31, 1999.

On August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income reported on the income statement and changes in the cumulative transaction adjustment reported as a separate component of shareholder's equity. The Company's total comprehensive income for the period was $4.0 million and $3.3 million as of October 31, 1998 and 1997, respectively.

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

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements nor determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve known and unknown risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, significant leverage and debt service obligations, restrictive debt covenants, changing economic conditions including decreased consumer spending, risks relating to international operations, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, effects of competition, higher interest rates, and other factors which may be outside of the Company's control. Actual results or outcomes may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors described herein and in other documents. Readers are cautioned that all forward-looking statements involve risks and uncertainty. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission and the Company assumes no obligation to update any such forward-looking statements.

NET REVENUE

Net revenues were $233.6 million for the three months ended October 31, 1998, a decrease of $5.7 million (or an increase of $7.0 million excluding the unfavorable effects of the U.S. dollar-Japanese yen exchange rate movements), from $239.3 million for the three months ended October 31, 1997. Management attributed the flat sales growth to, among other things, a 1.2% decline in same store sales growth and a decrease in the number of popular new releases.

GROSS PROFIT

Gross profit was $79.1 million for the three months ended October 31, 1998, a decrease of $1.5 million or 1.2%, from $80.6 million for the three months ended October 31, 1997. Gross profit as a percentage of net revenues increased to 33.9% for the three months ended October 31, 1998 as compared to 33.7% for the three months ended October 31, 1997. The Company believes that the primary factor contributing to the slight increase was the weakening dollar relative to the yen and pricing in Japan keeping pace with the decreased cost of dollar-sensitive product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $61.6 million for the three months ended October 31, 1998, a decrease of $1.3 million or 2.1% from $62.9 million for the three months ended October 31, 1997. Selling, general and administrative expense as a percentage of net revenues increased to 26.4% for the three months ended October 31, 1998, as compared to 26.3% for the three months ended October 31, 1997. Management believes the decrease in selling and administrative costs was primarily attributed to the Company's continued cost containment efforts.

INCOME FROM OPERATIONS

Income from operations was $11.8 million for the three months ended October 31, 1998, a decrease of $.2 million from $12.0 million for the three months ended October 31, 1997. As a percentage of net revenues, income from operations remained constant at 5.0 % for the three months ended October 31, 1998 as compared to October 31, 1997.

INTEREST EXPENSE

Interest expense was $4.6 million for the three months ended October 31, 1998, an increase of $1.2 million from $3.4 million for the three months ended October 31, 1997. As a percentage of net revenues, interest expense increased to 2.0% for the three months ended October 31, 1998 from 1.4% for the three months ended October 31, 1997. Management attributes the increase in interest expense to the higher borrowing costs associated with the Senior Subordinated Debt Issuance on April 23, 1998.

FOREIGN CURRENCY TRANSLATION LOSS

Foreign currency translation loss totaled $11.9 million for the three months ended October 31, 1998 versus $.1 million for the three months ended October 31, 1997. The increase in the account primarily represents an unrealized loss due to yen denominated debt and the strengthening of the yen versus the U.S. dollar.

BENEFIT PROVISION FOR INCOME TAXES

The benefit for income taxes for the three months ended October 31, 1998 was $2.0 million compared with a provision for income taxes of $3.3 million for the three months ended October 31, 1997. The tax benefit for the three months ended October 31, 1998 was based upon management's estimate of the Company's annualized effective tax rate.

NET LOSS

As a result of the factors discussed above, the Company reported a consolidated net loss of $2.4 million for the three months ended October 31, 1998, a decrease of $7 million from $4.6 million for the three months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are borrowings under its senior credit facility, net cash flows from operating activities and short-term vendor financing.

The Company's cash and cash equivalents were $31.0 million as of October 31, 1998 compared with $2.5 million as of October 31, 1997. Net cash used by operating activities was $14.8 million and $21.1 million for the three months ended October 31, 1998 and 1997, respectively with cash provided from operations of $33.5 million in fiscal 1998 and $52.2 million in fiscal 1997. For the three months ended October 31, 1998 inventory merchandise increased $30.5 million as the Company positions itself for the holiday season compared to a $22.3 million increase for the three months ended October 31, 1997. The decrease in cash from operations for the three month period ended October 31, 1998 compared to the three month period ended October 31, 1997 was primarily due to an increase in net operating liabilities.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations/remodels. Capital expenditures totaled $17.0 million and $5.8 million during the three months ended October 31, 1998 and October 31, 1997, respectively.

Total debt increased to $279.5 million as of October 31, 1998, from $237.8 million as of October 31, 1997. Borrowings under the Company's senior revolving credit facility were $169.5 million for October 31, 1998. The increased borrowings were largely due to translation of yen denominated debt to U.S. dollars and financing operating activities. Unused availability under the $275.0 million revolving senior credit facility as of October 31, 1998 was $58.2 million.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $275 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short- and long-term strategies for at least the next twelve months.

OTHER MATTERS

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company has had reduced seasonal reliance due to its deep catalog merchandising approach. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and the Company's international presence has historically reduced this reliance on the U.S. holiday shopping season.

FOREIGN EXCHANGE MANAGEMENT

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of Tower's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been affected by changes in currency exchange rates. Changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

Many currently installed information technology and non-information technology systems and products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept and recognize four digit entries to distinguish 21st century dates from 20th century dates. As a result, within the next two years computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has developed an overall plan to assist with the Year 2000 problem resolution process. This plan is being used for both information technology (mainly financial programs) and non-information technology programs (stereos, tv's, vcr's, escalators, elevators, etc.). The main components of the plan are as follows: awareness of the problem, preparation of an inventory check list, assessment of complexity, remediation, validation testing and implementation. With respect to information technology systems the Company has already finished all phases through implementation for the majority of its financial systems and expects to have 100% compliance by mid 1999. The non-information technology systems and products have been completed through the assessment of complexity phase and the Company expects to have 100% compliance by the middle of 1999. The Company is still in the process of obtaining year 2000 compliance certificates from its third parties but due to the fact the Company does not have a material relationship with any one vendor it does not anticipate any possible business interruption due to non-compliance with third parties. As of October 31, 1998, the Company has incurred $.2 million in remediation cost and estimates it will require an additional $1.0 million to complete all year 2000 compliance work. These costs include but are not limited to costs directly related to fixing year 2000 issues, such as modifying software and hiring year 2000 solution providers. Although it is not certain what the worst case Year 2000 scenario would be, management believes that any computer generated work, i.e. inventory tracking, point of sale at cash register, could be done manually as had been the case before the in-store processing programs were implemented in 1994. In the unlikely event that a contingency plan is needed due to a year 2000 system failure, the Company would revert back to manual "offline" processing of its sales and inventory systems until the problem is resolved.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MTS, INCORPORATED
                           By:         /s/ DeVaughn D. Searson
                               ------------------------------------------------
                                           DeVaughn D. Searson
                           EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Dated: December 15, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT
   27.             Financial Data Schedule.