Form 10-Q
period 1999-01-31
MTS INC
filed 1999-03-17
CIK 840302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

(MARK ONE)

x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                      OR

o Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE TRANSITION PERIOD FROM
                                      TO
                            COMMISSION FILE NUMBER
                                   333-54035

                               MTS, INCORPORATED

            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                             94-1500342
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

                  2500 DEL MONTE STREET, WEST SACRAMENTO, CA
                 95691 (Address of principal executive office)

                                 916-373-2500

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

                               MTS, INCORPORATED
                               TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
Part I.  Financial Information
         Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets as of January 31, 1999, 1998 and
           July 31, 1998.                                                           1

         Consolidated Statements of Income for the three months ended
           January 31, 1999 and 1998 and the six months ended January 31,
           1999 and 1998                                                            2

         Consolidated Statements of Cash Flows for the six months ended
           January 31, 1999 and 1998                                                3

         Notes to Consolidated Financial Statements                               4-5

         Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             5-10

Part II. Other Information                                                        N/A

Signature                                                                          11


                               MTS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                AS OF JANUARY 31, 1999, 1998 AND JULY 31, 1998
                            (DOLLARS IN THOUSANDS)
                                    ASSETS


                                                                                       UNAUDITED
                                                                                       ---------

                                                                            JANUARY 31,                       JULY 31,
                                                                            -----------                       --------
                                                                    1999                  1998                  1998
                                                             ------------------    ------------------    ------------------
Current Assets:
   Cash and cash equivalents                                       $29,794               $16,289               $14,609
   Receivables, net                                                 26,012                20,748                23,095
   Merchandise inventories                                         268,060               272,364               261,003
   Prepaid expenses                                                  8,941                 7,863                 6,619
   Deferred tax assets                                              11,786                   993                 4,184
                                                             ------------------    ------------------    ------------------
            Total current assets                                   344,593               318,257               309,510
Fixed assets, net                                                  201,179               179,329               187,586
Deferred tax assets                                                 12,425                 7,525                15,076
Other assets                                                        35,255                33,639                33,219
                                                             ------------------    ------------------    ------------------
            Total assets                                          $593,452              $538,750              $545,391
                                                             ==================    ==================    ==================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                             $2,945                $3,217                $2,540
   Accounts payable                                                146,603               133,467               157,443
   Accrued liabilities                                              32,831                28,840                30,422
   Income taxes payable                                              5,216                     -                 1,422
   Deferred revenue, current portion                                 8,124                 7,375                 3,251
                                                             ------------------    ------------------    ------------------
            Total current liabilities                              195,719               172,899               195,078
Long-term Liabilities:
   Long-term debt, less current maturities                         270,248               223,021               229,345
   Deferred revenue, less current portion                              163                   177                   170
                                                             ------------------    ------------------    ------------------
            Total liabilities                                      466,130               396,097               424,593
                                                             ------------------    ------------------    ------------------
Minority equity in subsidiaries                                          -                 2,211                     -
                                                             ------------------    ------------------    ------------------
Commitments and contingencies
Shareholders' Equity:
   Common stock:
   Class A, no par value;5,000,000 shares authorized;
       500 shares issued and outstanding at January 31, 1998:
       none at January  31, 1999 and July 31, 1998                                             3                     -
   Class B, no par value; 10,000,000 shares authorized;
       500 shares issued and outstanding at January 31, 1998:
       1,000 issued and outstanding at January 31,1999
       and July 31, 1998                                                 6                     3                     6
   Additional paid-in capital                                            -                   780                     -
   Retained earnings                                               127,316               139,656               120,792
                                                             ------------------    ------------------    ------------------


            Total shareholders' equity                             127,322               140,442               120,798
                                                             ------------------    ------------------    ------------------
            Total liabilities and shareholders' equity            $593,452              $538,750              $545,391
                                                             ==================    ==================    ==================


       The accompanying notes are an integral part of these statements.

                               MTS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                AND THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                       UNAUDITED
                                                                                       ---------
                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JANUARY 31,                              JANUARY 31,
                                                               ------------------                       ----------------
                                                           1999                1998                 1999                1998
                                                    ------------------  -------------------  ------------------   -----------------
Net revenue                                              $302,788            $293,442             $536,386            $532,770
Cost of sales                                             209,769             202,940              364,256             361,707
                                                    ------------------  -------------------  ------------------   -----------------
     Gross profit                                          93,019              90,502              172,130             171,063

Selling, general and administrative expenses               77,391              75,894              139,031             138,806
Depreciation and amortization                               6,285               5,831               11,975              11,476
                                                    ------------------  -------------------  ------------------   -----------------
     Income from operations                                 9,343               8,777               21,124              20,781
Other income and (expenses):
     Interest expense                                      (3,981)             (3,469)              (8,568)             (6,908)
     Foreign currency translation gain (loss)               2,404                (522)              (9,491)               (615)
     Other income and (expenses)                           (2,096)                738               (1,771)                204
                                                    ------------------  -------------------  ------------------   -----------------
     Income before taxes and minority interest              5,670               5,524                1,294              13,462
     Provision for income taxes                             3,264               2,305                1,304               5,643
                                                    ------------------  -------------------  ------------------   -----------------
     Income (loss) before  minority interest                2,406               3,219                  (10)              7,819
Minority interest in net income of subsidiaries                 -                  56                    -                  93
                                                    ------------------  -------------------  ------------------   -----------------
          Net income (loss)                                $2,406              $3,163                 ($10)             $7,726
                                                    ==================  ===================  ==================   =================
Basic and diluted earnings per share:
     On net income (loss)                               $2,406.01           $3,162.80              ($10.21)          $7,726.25
                                                    ==================  ===================  ==================   =================


       The accompanying notes are an integral part of these statements.

                               MTS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)


                                                                                     UNAUDITED
                                                                                     ---------
                                                                           1999                        1998
                                                                 -------------------------  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         ($10)                     $7,726
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                        14,162                      14,123
      Provision  for losses on accounts receivable                            159                          67
      Loss on disposal of depreciable assets                                3,065                         975
      Exchange loss                                                        11,154                       1,929
      Other non-cash (income) expense                                        (267)                        171
      Provision for deferred taxes                                         (4,974)                        (21)
      Minority interests in net income of subsidiaries                          -                          93
      (Decrease) increase in cash resulting from changes in:
         Accounts receivable                                               (2,917)                        302
         Inventories                                                       (7,057)                      9,651
         Prepaid expenses                                                  (2,322)                      1,135
         Accounts payable                                                 (10,840)                    (30,489)
         Accrued liabilities                                                6,203                        (227)
         Deferred revenue                                                   4,866                       4,491
                                                                 -------------------------  --------------------------
            Net cash provided by operating activities                      11,222                       9,926
                                                                 -------------------------  --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                                            (25,066)                    (10,100)
   Acquisition of investments                                              (1,390)                     (2,986)
   Increase in deposits                                                       (78)                     (1,446)
   Refunds of deposits                                                        157                       1,384
   Increase in intangibles                                                   (847)                       (295)
                                                                 -------------------------  --------------------------
            Net cash used in investing activities                         (27,224)                    (13,443)
                                                                 -------------------------  --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees                                 -                        (519)
   Proceeds from employee loan repayments                                      15                          68
   Trust distributions                                                          -                         (24)
   Principal payments under long-term financing                            (1,219)                    (12,029)
     agreements
   Proceeds from issuance of long-term financing                           21,982                      27,000
     agreements
                                                                 -------------------------  --------------------------
            Net cash provided by financing activities                      20,778                      14,496
                                                                 -------------------------  --------------------------
Effect of exchange rate changes on cash                                    10,409                      (1,297)
                                                                 -------------------------  --------------------------
            Net increase in cash and cash                                  15,185                       9,682
              equivalents

Cash and cash equivalents, beginning of period                             14,609                       6,607
                                                                 -------------------------  --------------------------
Cash and cash equivalents, end of period                                  $29,794                     $16,289
                                                                 =========================  ==========================
Cash paid for interest                                                     $8,709                      $7,540
                                                                 =========================  ==========================
Cash paid for income taxes                                                 $4,038                      $4,904
                                                                 =========================  ==========================


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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 31, 1999 and the results of its operations for the three months and six months then ended and cash flows for the six months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

NOTE 2- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of retained earnings. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $9.5 million and $0.6 million as of January 31, 1999 and 1998 respectively. These amounts primarily represent unrealized losses on the Company's yen-denominated debt and the strengthening of the yen versus the U.S. dollar.

NOTE 3- INCOME TAXES

The effective income tax rates for the six months ended January 31, 1999 and 1998 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

NOTE 4- NEW ACCOUNTING PRONOUNCEMENTS

On August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income reported on the income statement and changes in the cumulative transaction adjustment reported as a separate component of shareholder's equity. The Company's total comprehensive income for the period was $6.5 million and $5.4 million as of January 31, 1999 and 1998, respectively.

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION was issued. SFAS No. 131 requires that the Company report financial and descriptive information about its reportable operating segments using the "management approach" model. Under the management approach model, segments are defined based on the way the Company's management internally evaluates segment performance and decides how to allocate resources to segments. The Company is in the process of evaluating the impact of this pronouncement on its segment disclosures, and will adopt the statement on its effective date which will be in the Company's fiscal year ending July 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following is management's discussion and analysis of certain significant factors affecting the consolidated operating results, financial condition and liquidity of MTS, INCORPORATED for the three month and six month periods ended January 31, 1999 compared to the three month and six month periods ended January 31, 1998. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report of Form 10-Q in addition to the consolidated financial statements and notes thereto for the fiscal year ended July 31, 1998 included in the Company's 10-K and Form S-4 filed with the United States Securities and Exchange Commission.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, significant leverage and debt service obligations, effects of competition including the Internet and digital downloading of music, restrictive debt covenants, changing economic conditions including decreased consumer spending, risks relating to international operations and foreign exchange, increased or unanticipated costs or effects associated with Year 2000 compliance by the Company or its service or supply providers, higher interest rates and other factors which may be outside of the Company's control. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

Readers should also carefully review the risk factors described in the other documents the Company has filed from time to time with the United States Securities and Exchange Commission including the Company's Form S-4, among others, and the Company assumes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

Three months ended January 31, 1999 and January 31, 1998.

REVENUES

During the three months ended January 31, 1999, the Company's consolidated net revenues increased 3.2% to $302.8 million from $293.4 million during the three months ended January 31, 1998, an increase of $9.4 million. Management attributed the moderate sales growth primarily to additional new store expansion and the favorable effects of the U.S. dollar-Japanese yen exchange rate. The Company's same store sales decreased .7% during the three months ended January 31, 1999 as compared to the three months ended January 31, 1998.

During the three months ended January 31, 1999, the Company opened three stores and closed one store, bringing its total number of retail stores to 180 at January 31, 1999.

GROSS PROFIT

During the three months ended January 31, 1999, gross profit increased $2.5 million or 2.8% to $93.0 million from $90.5 million for the three months ended January 31, 1998. Gross profit as a percentage of net revenues decreased slightly to 30.7% for the three months ended January 31, 1999 as compared to 30.8% for the three months ended January 31, 1998. Management believes that the primary factor contributing to the slight decrease in gross profit was due to the continued pricing pressures from international vendors in its Japanese and Asian markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses increased $1.5 million or 2% to $77.4 million during the three months ended January 31, 1999 from $75.9 million for the three months ended January 31, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 25.6% for the three months ended January 31, 1999 as compared to 25.9% for the three months ended January 31, 1998. Management attributes the improvement primarily to continued focus on operating efficiencies and ongoing vendor support.

INCOME FROM OPERATIONS

The Company's consolidated operating profit during the three months ended January 31, 1999 was $9.3 million compared with a consolidated operating profit of $8.8 million during the three month period ended January 31, 1998 for an increase of $0.5 million or 5.7% which reflects primarily improvement in selling, general and administrative expense.

INTEREST EXPENSE

Net interest expense increased to $4.0 million during the three months ended January 31, 1999 from $3.5 million during the three months ended January 31, 1998 for an increase of 14.3%. Reductions in the average interest rate on borrowings under the Senior Credit Facility were offset against increases in the Company's funded debt and a higher fixed rate on its $110 million senior subordinated notes.

FOREIGN CURRENCY TRANSLATION GAIN/LOSS

A foreign currency translation gain of $2.4 million was recognized for the three months ended January 31, 1999 as compared to a foreign currency translation loss of ($0.5 million) for the three months ended January 31, 1998. The swing in the account primarily represents non-cash gains and losses due to outstanding yen denominated bank debt and the volatility of the Japanese yen in relation to the U.S. dollar.

PROVISION FOR INCOME TAXES

The income tax provision for the three months ended January 31, 1999 was $3.3 million compared with $2.3 million during the three months ended January 31, 1998. Tax provisions and benefits were based upon management's estimate of the Company's annualized effective tax rates.

RESULTS OF OPERATION

Six months ended January 31, 1999 and January 31, 1998

REVENUES

During the six months ended January 31, 1999, the Company's consolidated net revenues increased 0.7% to $536.4 million from $532.8 million during the six months ended January 31, 1998, an increase of $3.6 million (or an increase of $8.1 million excluding the unfavorable effects of the U.S. dollar-Japanese yen exchange rate movements). Management attributed the modest sales growth primarily to additional store expansion. The Company's same store sales decreased .7% during the six months ended January 31, 1999 as compared to the six months ended January 31, 1998.

GROSS PROFIT

During the six months ended January 31, 1999, gross profit increased
$1.1 million or 0.6% to $172.1 million from $171.1 million for the six months ended January 31, 1998. Gross profit as a percentage of net revenues remained constant at 32.1% for the six months ended January 31, 1999 as compared to the six months ended January 31, 1998. Management believes that the primary factor contributing to the maintenance in gross profit was due to maintaining stable pricing domestically to offset the effects of Japanese and Asian margin pressures.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $0.2 million or 2% to $139.0 million during the six months ended January 31, 1999 from $138.8 million for the six months ended January 31, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 25.9% for the six months ended January 31, 1999 as compared to 26.1% for the six months ended January 31, 1998. Management attributes the improvement primarily to continued operating efficiencies and ongoing vendor support.

INCOME FROM OPERATIONS

The Company's consolidated operating profit during the six months ended January 31, 1999 was $21.1 million compared with a consolidated operating profit of $20.8 million during the six month period ended January 31, 1998 for an increase of $0.3 million or 1.4% which reflects primarily increased efficiencies selling and administrative expenses.

INTEREST EXPENSE

Net interest expense increased to $8.6 million during the six months ended January 31, 1999 from $6.9 million during the six months ended January 31, 1998 for an increase of 24.6%. The increase in interest expense was due to an increase in borrowings under the Senior Credit Facility coupled with a higher cost of borrowing under the Company's fixed rate $110 million senior subordinated notes.

FOREIGN CURRENCY TRANSLATION GAIN/LOSS

A foreign currency translation loss of ($9.5 million) was recognized for the six months ended January 31, 1999 as compared to a foreign currency translation loss of ($0.6 million) for the six months ended January 31, 1998. The swing in the account primarily represents non-cash losses and gains due to yen denominated bank debt and the volatility of the Japanese yen in relation to the U.S. dollar.

PROVISION FOR INCOME TAXES

The income tax provision for the six months ended January 31, 1999 was $1.3 million compared with a provision of $5.6 million for the six months ended January 31, 1998. Tax provisions were based upon management's estimate of the Company's annualized effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's working capital are net cash flows from operating activities, funds available under its senior credit facility and short term vendor financing.

The Company's cash and cash equivalents as of January 31, 1999 were $29.8 million compared with $16.3 million as of January 31, 1998. The Company used cash primarily for investments in new stores and store relocations/remodels, computer system enhancements and equipment purchases. Capital expenditures totaled $25.1 million and $10.1 million during the six months ended January 31, 1999 and January 31, 1998, respectively.

Total funded debt increased to $273.2 million as of January 31, 1999, from $226.2 million as of January 31, 1998. Outstandings under the Company's senior revolving credit facility were $150.5 million on January 31, 1999. The increase in bank outstandings were largely due to translation of yen denominated debt to U.S. dollars and financing operating activities. Unused availability under the $275.0 million revolving senior credit facility as of January 31, 1999 was $107.2 million.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and its borrowing capacity under its $275 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short and long-term strategies for at least the next twelve months.

OTHER MATTERS

SEASONALITY AND COMPETITION

Retail music sales in the United states are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company has had reduced seasonal reliance due to its deep catalog merchandising approach. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and the Company's international presence has historically reduced this reliance on the U.S. holiday shopping season. However, in 1999, Internet sales played a larger role in holiday music retail sales in the United States than in years past and it is unknown what future effect the Internet and the introduction of digital downloading may have on the Company or the industry in the future.

DERIVATIVES AND FOREIGN EXCHANGE MANAGEMENT

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company has substantial operations and assets located outside the United States, primarily in Japan and the United Kingdom. With respect to international operations, principally all of the Company's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been affected by changes in currency exchange rates. Changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations.

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of foreign exchange contracts outstanding at the end of the second quarter or in place during the first six months of fiscal 1999 were not material to the Company's results of operations or its financial position.

YEAR 2000 COMPLIANCE

Many currently installed information technology and non-information technology systems and products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept and recognize four digit entries to distinguish 21st century dates from 20th century dates. MTS uses a number of computer software programs and embedded operating systems that were not originally designed to process dates beyond the year 1999. The Company is continuing to assess the impact of the Year 2000 issue on its current and future internal information systems and non-information technology systems (equipment, escalators, systems, etc.) and has developed an overall plan to assist with the Year 2000 problem resolution process. The primary components of the plan are as follows: awareness of the problem, preparation of an inventory check list, assessment of complexity, remediation, validation testing and implementation.

With respect to information technology systems, the Company has already completed all phases through implementation for the majority of its financial systems and anticipates full compliance by late 1999. The Company has also begun corrective efforts, and in many cases, completed corrective efforts in areas of non-information technology systems and products and the Company anticipates minimal business disruptions as a result of Year 2000 issues; however, possible consequences include, but are not limited to delays in delivery or receipt of merchandise, inability to process transactions, loss of communications domestically and internationally and similar interruptions of normal business activities. MTS has contacted and will continue to contact significant vendors, suppliers, financial institutions and other third party providers upon which its business depends. These efforts are designed to minimize the impact to the Company should these third parties fail to remediate their Year 2000 issues. However, the Company can give no assurances that such third parties will in fact be successful in resolving all of their Year 2000 issues, and the failure of such third parties to comply on a timely basis could have an adverse effect on the Company. To the extent practicable, the Company is evaluating contingency plans to minimize the effects on the Company's operations in the event of any third party system or product failure. The Company will continue to make every effort to ensure that its business, financial condition and results of operations will not be adversely impacted by a failure of its systems or the systems of others.

To date, approximately 80% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 80% have completed the testing and remediation phase and 80% have been replaced or upgraded. All remaining Year 2000 compliance efforts for administrative IT functions are expected to be completed by late 1999. Additionally, approximately 50% of non-IT systems have completed the remediation, testing and implementation phases with no material replacements necessary. As of January 31, 1999, the Company has incurred $.5 million in Year 2000 remediation costs and estimates it will require an additional $.7 million to complete all Year 2000 compliance issues identified as a result of remediation testing. These costs are expensed as incurred and include but are not limited to costs directly related to fixing Year 2000 issues, such as modifying software and hiring year 2000 solution providers. Although it is not certain what the worst case Year 2000 scenario would be, management believes that any computer generated work, i.e. inventory tracking, point of sale at cash registers, could be performed manually as had been the case prior to implementation of the in-store processing programs in 1994. In the event that use of a contingency plan is required due to a Year 2000 system failure, the Company intends to revert back to manual "offline" processing of its sales and inventory systems until satisfactory resolution of the problem has occurred. However, the Company does not expect an impairment in its ability to execute critical functions.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MTS, INCORPORATED

                                     By: /s/ DeVaughn D. Searson
                                         ------------------------
                                             DeVaughn D. Searson
                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Dated: March 17, 1999

                                 EXHIBIT INDEX


Exhibit No.        Exhibit
-----------        -------
27.                Financial Data Schedule.
