Form 10-Q
period 1999-04-30
MTS INC
filed 1999-06-14
CIK 840302

===============================================================================

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                        ----------------------------------

                                     FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             April 30, 1999

                                         OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________  to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


 ===============================================================================

                               MTS, INCORPORATED
                               TABLE OF CONTENTS






Part I.  Financial Information
         Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets as of April 30, 1999, 1998
           and July 31, 1998 ..........................................

         Consolidated Statements of Income for the three months ended
           April 30, 1999 and 1998 and the nine months ended April 30,
           1999 and 1998 ..............................................

         Consolidated Statements of Cash Flows for the nine months
           ended April 30, 1999 and 1998 ..............................

         Notes to Consolidated Financial Statements ...................

         Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................

Part II. Other Information ............................................

Signature .............................................................

                               MTS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                AS OF APRIL 30, 1999, 1998 AND JULY 31, 1998
                            (DOLLARS IN THOUSANDS)

                                              April 30,   April 30,   July 31,
                                               1999        1998        1998
                                            ----------- ----------- -----------
                                                  (unaudited)
                   ASSETS
Current Assets:
  Cash and cash equivalents................    $18,079     $10,685     $14,609
  Receivables, net.........................     26,097      20,864      23,095
  Merchandise inventories..................    270,084     265,531     261,003
  Prepaid expenses.........................      7,249       6,344       6,619
  Deferred tax assets......................      7,411       6,863       4,184
                                            ----------- ----------- -----------
       Total current assets................    328,920     310,287     309,510
Fixed assets, net..........................    195,074     177,763     187,586
Deferred tax assets........................     15,727       9,265      15,076
Other assets...............................     36,360      34,325      33,219
                                            ----------- ----------- -----------
       Total assets........................   $576,081    $531,640    $545,391
                                            =========== =========== ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.....     $2,213      $1,892      $2,540
  Accounts payable.........................    137,221     130,754     157,443
  Accrued liabilities......................     37,268      29,381      30,422
  Income taxes payable.....................        624           0       1,422
  Deferred revenue, current portion........      6,055       3,118       3,251
                                            ----------- ----------- -----------
       Total current liabilities...........    183,381     165,145     195,078
Long-term Liabilities:
  Long-term debt, less current maturities..    269,161     239,169     229,345
  Deferred revenue, less current portion...        161         174         170
                                            ----------- ----------- -----------
       Total liabilities...................    452,703     404,488     424,593
                                            ----------- ----------- -----------
Minority equity in subsidiaries............         --          --          --
                                            ----------- ----------- -----------
Commitments and contingencies
Shareholders' Equity:
  Common stock:
  Class A, no par value; 5,000,000 shares
   authorized; no shares issued or
   outstanding.............................         --          --          --
  Class B, no par value; 10,000,000
   shares authorized; 1,000 shares issued
   and outstanding at April 30, 1999,
   April 30, 1998, and July 31, 1999.......          6           6           6
  Additional paid-in capital...............         --         780          --
  Retained earnings........................    123,372     126,366     120,792
                                            ----------- ----------- -----------
       Total shareholders' equity..........    123,378     127,152     120,798
                                            ----------- ----------- -----------
       Total liabilities and
         shareholders' equity..............   $576,081    $531,640    $545,391
                                            =========== =========== ===========

       The accompanying notes are an integral part of these statements.

                               MTS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                AND THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)

                                     Three Months Ended     Nine Months Ended
                                        April 30,               April 30,
                                  ----------------------- -----------------------
                                     1999        1998        1999        1998
                                  ----------- ----------- ----------- -----------
Net revenue......................   $242,467    $238,633    $778,853    $771,403
Cost of sales....................    166,438     163,211     530,694     524,918
                                  ----------- ----------- ----------- -----------
  Gross profit...................     76,029      75,422     248,159     246,485

Selling, general and
  administrative expenses........     68,072      65,970     207,103     204,776
Depreciation and amortization....      6,115       6,126      18,090      17,602
                                  ----------- ----------- ----------- -----------
  Income from operations.........      1,842       3,326      22,966      24,107
Other income and (expenses):
  Interest expense...............     (4,518)     (3,514)    (13,086)    (10,422)
  Foreign currency translation
    gain (loss)..................        454        (151)     (9,037)       (766)
  Other income and (expenses)....       (775)        (96)     (2,546)        108
                                  ----------- ----------- ----------- -----------
  Income before taxes and
    minority interest............     (2,997)       (435)     (1,703)     13,027
Provision for income taxes.......       (384)       (196)        920       5,447
                                  ----------- ----------- ----------- -----------
  Income (loss) before
    minority interest............     (2,613)       (239)     (2,623)      7,580
Minority interest in net
   income of subsidiaries........        --           46         --          139
                                  ----------- ----------- ----------- -----------
       Net income (loss).........    ($2,613)      ($285)    ($2,623)     $7,441
                                  =========== =========== =========== ===========
Basic and diluted earnings
 per share:
   On net income (loss).......... ($2,613.00)   ($285.00) ($2,622.68)  $7,440.62
                                  =========== =========== =========== ===========

       The accompanying notes are an integral part of these statements.

                               MTS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               Nine Months Ended
                                                                  April 30,
                                                            ---------------------
                                                               1999       1998
                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................   ($2,623)    $7,441
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization..........................    21,426     21,229
    Provision  for losses on accounts receivable...........       112        (17)
    Loss on disposal of depreciable assets.................     4,043      1,514
    Exchange loss..........................................    10,432      2,831
    Other non-cash (income) expense........................       347        357
    Provision for deferred taxes...........................    (3,402)    (1,415)
    Minority interests in net income of subsidiaries.......        --        140
    (Decrease) increase in cash resulting from changes in:
       Accounts receivable.................................    (3,002)      (149)
       Inventories.........................................    (9,081)    16,484
       Prepaid expenses....................................      (630)     2,654
       Accounts payable....................................   (20,222)   (33,202)
       Accrued liabilities.................................     6,048     (1,228)
       Deferred revenue....................................     2,795       (231)
                                                            ---------- ----------
          Net cash provided by operating activities........     6,243     16,408
                                                            ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets.............................   (29,847)   (16,787)
   Acquisition of investments..............................    (1,929)    (5,520)
   Increase in deposits....................................      (157)    (1,491)
   Refunds of deposits.....................................       176      1,464
   Increase in intangibles.................................      (881)    (5,740)
                                                            ---------- ----------
          Net cash used in investing activities............   (32,638)   (28,074)
                                                            ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees............        --        (60)
   Proceeds from employee loan repayments..................        42         81
   Trust distributions.....................................        --         --
   Principal payments under long-term financing                (1,854)
     agreements............................................    21,562   (207,060)
   Proceeds from issuance of long-term financing
     agreements............................................    21,562    231,400
                                                            ---------- ----------
          Net cash provided by financing activities........    41,312     24,361
                                                            ---------- ----------
Effect of exchange rate changes on cash....................    10,115     (8,617)
                                                            ---------- ----------
          Net increase in cash and cash
            equivalents....................................    25,032      4,078
Cash and cash equivalents, beginning of period.............    14,609      6,607
                                                            ---------- ----------
Cash and cash equivalents, end of period...................   $39,641    $10,685
                                                            ========== ==========

Cash paid for interest.....................................   $10,663    $11,279
                                                            ========== ==========

Cash paid for income taxes.................................    $5,116     $4,109
                                                            ========== ==========

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of April 30, 1999 and the results of its operations for the three months and nine months then ended and cash flows for the nine months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

NOTE 2- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of retained earnings. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $9.0 million and $0.8 million for the nine months ended April 30, 1999 and 1998 respectively. These amounts primarily represent unrealized losses on the Company's yen-denominated debt and the strengthening of the yen versus the U.S. dollar.

NOTE 3- INCOME TAXES

The effective income tax rates for the nine months ended April 30, 1999 and 1998 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

NOTE 4- NEW ACCOUNTING PRONOUNCEMENTS

On August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income reported on the income statement and changes in the cumulative transaction adjustment reported as a separate component of shareholder's equity. The Company's total comprehensive income for the period was $2.6 million and $3.2 million as of April 30, 1999 and 1998, respectively.

In June 1997, statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION WAS ISSUED. SFAS No. 131 requires that the Company report financial and descriptive information about its reportable operating segments using the "management approach" model. Under the management approach model, segments are defined based on the way the Company's management internally evaluates segment performance and decides how to allocate resources to segments. The Company is in the process of evaluating the impact of this pronouncement on its segment disclosures, and will adopt the statement on its effective date, which will be in the Company's fiscal year ending July 31, 1999.

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

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 30, 1997 (and at the company's election, before April 1, 1998).

The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements nor determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following is management's discussion and analysis of certain significant factors affecting the consolidated operating results, financial condition and liquidity of MTS, INCORPORATED for the three month and nine month periods ended April 30, 1999 compared to the three month and nine month periods ended April 30, 1998. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report of Form 10-Q in addition to the consolidated financial statements and notes thereto for the fiscal year ended July 31, 1998 included in the Company's 10-K and Form S-4 filed with the United States Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Three months ended April 30, 1999 and April 30, 1998.

REVENUES

During the three months ended April 30, 1999, the Company's consolidated net revenues increased 1.6 % to $242.5 million from $238.6 million during the three months ended April 30, 1998, an increase of $3.9 million (or a decrease of $2.2 million excluding the favorable effects of the U.S. dollar-Japanese yen exchange rate movements). Management attributes the slight overall sales decline (on a functional currency basis) to additional new store expansion being offset by declining same store sales in the Northeast U.S. region which has been impacted by increased competition in the area and to a lesser extent, lost revenues on closed stores. The Company's same store sales decreased 1.96% during the three months ended April 30, 1999 as compared to the three months ended April 30, 1998.

During the three months ended April 30, 1999, the Company closed one store, bringing its total number of retail stores to 179 at April 30, 1999.


GROSS PROFIT

During the three months ended April 30, 1999, gross profit increased $.6 million or .1% to $76.0 million from $75.4 million for the three months ended April 30, 1998. Gross profit as a percentage of net revenues decreased slightly to 31.3% for the three months ended April 30, 1999 as compared to 31.6% for the three months ended April 30, 1998. Management believes that the primary factor contributing to the slight decrease in gross profit margin as a percentage of net revenues was due to discounting of Internet product in an effort to further promote the Company's online presence and the continued effects of margin pressures from the Japanese and Asian market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses increased $2.1 million or 2% to $68.1 million during the three months ended April 30, 1999 from $66.0 million for the three months ended April 30, 1998. As a percentage of net revenues, selling, general and administrative expenses increased to 28.1% for the three months ended April 30, 1999 as compared to 27.6% for the three months ended April 30, 1998. Management attributes the increase primarily to increased payroll expenses coupled with start-up cost involved in establishing our Latin American division in Argentina and additional costs associated with expanding our Internet site and presence online.

INCOME FROM OPERATIONS

The Company's consolidated operating profit during the three months ended April 30, 1999 was $1.8 million compared with a consolidated operating profit of $3.3 million during the three month period ended April 30, 1998 for a decrease of $1.5 million or 44.6% which reflects primarily an increase in selling, general and administrative expense.

INTEREST EXPENSE

Net interest expense increased to $4.5 million during the three months ended April 30, 1999 from $3.5 million during the three months ended April 30, 1998 for an increase of 28.6%. Reductions in the average interest rate on borrowings under the Senior Credit Facility were offset against increases in the Company's funded debt and a higher fixed rate on its $110 million senior subordinated notes.

FOREIGN CURRENCY TRANSLATION GAIN/LOSS

A foreign currency translation gain of $.5 million was recognized for the three months ended April 30, 1999 as compared to a foreign currency translation loss of ($0.2 million) for the three months ended April 30, 1998. The swing in the account primarily represents non-cash gains and losses due to outstanding yen denominated bank debt and the volatility of the Japanese yen in relation to the U.S. dollar.

PROVISION FOR INCOME TAXES

The income tax benefit for the three months ended April 30, 1999 was $.4 million compared with an income tax benefit of $.2 million during the three months ended April 30, 1998. Tax provisions and benefits were based upon management's estimate of the Company's annualized effective tax rates.

RESULTS OF OPERATION

Nine months ended April 30, 1999 and April 30, 1998

REVENUES

During the nine months ended April 30, 1999, the Company's consolidated net revenues increased approximately 1% to $778.9 million from $771.4 million during the nine months ended April 30, 1998, an increase of $7.5 million (or an increase of $1.4 million excluding the favorable effects of the U.S. dollar-Japanese yen exchange rate movements). Management attributed the modest sales growth primarily to additional store expansion. The Company's same store sales decreased .93% during the nine months ended April 30, 1999 as compared to the nine months ended April 30, 1998.

GROSS PROFIT

During the nine months ended April 30, 1999, gross profit increased $1.7 million or 0.7% to $248.2 million from $246.5 million for the nine months ended April 30, 1998. Gross profit as a percentage of net revenues remained constant at 31.9% for the nine months ended April 30, 1999 as compared to the nine months ended April 30, 1998. Management believes that the primary factor contributing to the maintenance in gross profit was due to maintaining stable pricing domestically which offset the effects of the Company's online product discounting and margin pressures in the Japanese and Asian market.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $2.3 million or 1.1% to $207.1 million during the nine months ended April 30, 1999 from $204.8 million for the nine months ended April 30, 1998. As a percentage of net revenues, selling, general and administrative expenses increased to 26.6% for the nine months ended April 30, 1999 as compared to 26.5% for the nine months ended April 30, 1998. Management attributes the increase primarily to increased payroll expenses coupled with start-up cost involved in establishing our Latin American division in Argentina and additional costs associated with expanding our Internet site and presence online.

INCOME FROM OPERATIONS

The Company's consolidated operating profit during the nine months ended April 30, 1999 was $23.0 million compared with a consolidated operating profit of $24.1 million during the nine month period ended April 30, 1998 for a decrease of $1.1 million or 4.7% which reflects primarily an increase in overall operating expenses.

INTEREST EXPENSE

Net interest expense increased to $13.1 million during the nine months ended April 30, 1999 from $10.4 million during the nine months ended April 30, 1998 for an increase of 25.6%. The increase in interest expense was due to an increase in borrowings under the Senior Credit Facility coupled with a higher cost of borrowing under the Company's fixed rate $110 million senior subordinated notes.


FOREIGN CURRENCY TRANSLATION GAIN/LOSS

A foreign currency translation loss of ($9.0 million) was recognized for the nine months ended April 30, 1999 as compared to a foreign currency translation loss of ($0.8 million) for the nine months ended April 30, 1998. The swing in the account primarily represents non-cash losses and gains due to yen denominated bank debt and the volatility of the Japanese yen in relation to the U.S. dollar.


PROVISION FOR INCOME TAXES

The income tax provision for the nine months ended April 30, 1999 was $.9 million compared with a provision of $5.4 million for the nine months ended April 30, 1998. Tax provisions are based upon management's estimate of the Company's annualized effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's working capital are net cash flows from operating activities, funds available under its senior credit facility and short term vendor financing.

The Company's cash and cash equivalents as of April 30, 1999 were $18.1 million compared with $10.7 million as of April 30, 1998. The Company used cash primarily for investments in new stores and store relocations/remodels, computer system enhancements and equipment purchases. Capital expenditures totaled $29.8 million and $16.8 million during the nine months ended April 30, 1999 and April 30, 1998, respectively.

Total funded debt increased to $271.4 million as of April 30, 1999, from $241.0 million as of April 30, 1998. Outstandings under the Company's senior revolving credit facility were $149.2 million on April 30, 1999. The increase in bank outstandings was largely due to translation of yen denominated debt to U.S. dollars and the financing of operating activities. Unused availability under the $275.0 million revolving senior credit facility as of April 30, 1999 was $95.1 million.

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

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of foreign exchange contracts outstanding at the end of the third quarter or in place during the first nine months of fiscal 1999 were not material to the Company's results of operations or its financial position.


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


To date, approximately 90% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 90% have completed the testing and remediation phase and 90% have been replaced or upgraded. All remaining Year 2000 compliance efforts for administrative IT functions are expected to be completed by late 1999. Additionally, approximately 60% of non-IT systems have completed the remediation, testing and implementation phases with no material replacements necessary. As of April 30, 1999, the Company has incurred $.7 million in Year 2000 remediation costs and estimates it will require an additional $.5 million to complete all Year 2000 compliance issues identified as a result of remediation testing. These costs are expensed as incurred and include but are not limited to costs directly related to fixing Year 2000 issues, such as modifying software and hiring year 2000 solution providers. Although it is not certain what the worst case Year 2000 scenario would be, management believes that any computer generated work, i.e. inventory tracking, point of sale at cash registers, could be performed manually as had been the case prior to implementation of the in-store processing programs in 1994. In the event that use of a contingency plan is required due to a Year 2000 system failure, the Company intends to revert back to manual "offline" processing of its sales and inventory systems until satisfactory resolution of the problem has occurred. However, the Company does not expect an impairment in its ability to execute critical functions.

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

                            MTS, INCORPORATED

                            By: /s/ DeVaughn D. Searson
                               ------------------------
                                    DeVaughn D. Searson

                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Dated: June 11, 1999

                                 EXHIBIT INDEX




Exhibit No.        Exhibit
-----------        -------

27.1               Financial Data Schedule.