Form 10-Q/A
period 1999-04-30
MTS INC
filed 1999-06-14
CIK 840302

===============================================================================

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                        ----------------------------------

                                     FORM 10-Q/A

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

                               MTS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               Nine Months Ended
                                                                  April 30,
                                                            ---------------------
                                                               1999       1998
                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................   ($2,623)    $7,441
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization..........................    21,426     21,229
    Provision  for losses on accounts receivable...........       112        (17)
    Loss on disposal of depreciable assets.................     4,043      1,514
    Exchange loss..........................................    10,432      2,831
    Other non-cash (income) expense........................       347        357
    Provision for deferred taxes...........................    (3,402)    (1,415)
    Minority interests in net income of subsidiaries.......        --        140
    (Decrease) increase in cash resulting from changes in:
       Accounts receivable.................................    (3,002)      (149)
       Inventories.........................................    (9,081)    16,484
       Prepaid expenses....................................      (630)     2,654
       Accounts payable....................................   (20,222)   (33,202)
       Accrued liabilities.................................     6,048     (1,228)
       Deferred revenue....................................     2,795       (231)
                                                            ---------- ----------
          Net cash provided by operating activities........     6,243     16,408
                                                            ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets.............................   (29,847)   (16,787)
   Acquisition of investments..............................    (1,929)    (5,520)
   Increase in deposits....................................      (157)    (1,491)
   Refunds of deposits.....................................       176      1,464
   Increase in intangibles.................................      (881)    (5,740)
                                                            ---------- ----------
          Net cash used in investing activities............   (32,638)   (28,074)
                                                            ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees............        --        (60)
   Proceeds from employee loan repayments..................        42         81
   Trust distributions.....................................        --         --
   Principal payments under long-term financing
     agreements............................................    (1,854)  (207,060)
   Proceeds from issuance of long-term financing
     agreements............................................    21,562    231,400
                                                            ---------- ----------
          Net cash provided by financing activities........    19,750     24,361
                                                            ---------- ----------
Effect of exchange rate changes on cash....................    10,115     (8,617)
                                                            ---------- ----------
          Net increase in cash and cash
            equivalents....................................     3,470      4,078
Cash and cash equivalents, beginning of period.............    14,609      6,607
                                                            ---------- ----------
Cash and cash equivalents, end of period...................   $18,079    $10,685
                                                            ========== ==========

Cash paid for interest.....................................   $10,663    $11,279
                                                            ========== ==========

Cash paid for income taxes.................................    $5,116     $4,109
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