Form 10-K
period 1999-07-31
MTS INC
filed 1999-11-01
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 8-1-98 to 7-31-99

Commission File No. 333-54035

MTS, INCORPORATED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

California	94-1500342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2500 DEL MONTE STREET         WEST SACRAMENTO, CA 95691
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 373-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES [X]   NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K References
Portions of the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 10, 1999	Part III, Items 10-13

MTS, INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 1999

INDEX

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, sales volumes, profit margins, the Company's and its suppliers' Year 2000 readiness, international issues including currency exchange fluctuations and the impact of labor markets and new product and new release introductions, on the Company's overall profitability. Readers are encouraged to review all of the Company's filings with the SEC that describe additional important factors, including risk factors, that could cause actual results to differ materially from those contemplated by the statements made herein.

Item 1. Business

General

Founded in 1960, MTS, Incorporated ("Tower" or "Company")is one of the largest specialty retailers of recorded music headquartered in the United States in terms of revenues and is one of the largest and most widely-recognized music retailers in the world. As of July 31, 1999, the Company operated a total of 179 stores worldwide, consisting of 113 U.S. stores in 20 states and 66 international stores in 10 countries. The Company's business strategy is to continue its growth and increase its profitability through (i) the continued expansion and refinement of its store operations in the United States and internationally, (ii) to focus on opportunistic store openings worldwide, (iii) providing order fulfillment services to and co-marketing with, an Internet-based company and (iv) realizing synergies and economies of scale through a combining of certain of its books and music operations.

The Company offers a diversified line of music products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, software titles, personal electronics and accessories.

Tower attracts and retains customers who buy music on a year-round basis by providing an extensive product selection in an interactive, entertaining environment. Tower stores feature extended store hours, in-store listening stations and knowledgeable and motivated sales personnel. These factors make Tower stores a preferred shopping destination. Tower offers one of the broadest selections of recorded music, including recent releases, older releases and various other music formats primarily in stand-alone locations in densely populated urban and suburban areas.

Most of the Company's domestic stores exceed 10,000 square feet and carry at least 50,000 music titles. Flagship stores, which are located in major metropolitan areas such as Boston, Buenos Aires, Chicago, Glasgow, Hong Kong, Honolulu, London, Los Angeles, New Orleans, New York, Osaka, Philadelphia, San Francisco, Seattle, Singapore, Taipei, Tokyo, Toronto and Washington, D.C., typically exceed 20,000 square feet and carry between 80,000 and 120,000 music titles.

The Company's fiscal year ended July 31, 1999. The Company's sales increased 1.8% during fiscal 1999 to $1.03 billion from $1.01 billion during fiscal 1998. The Company reported an operating profit of $31.8 million, down 1.8% from last year's operating profit of $32.4 million. Declining leverage on occupancy expenses combined with flat sales growth were the major drivers of the 1999 operating results. On a consolidated basis, the Company's net earnings decreased to ($8,805.57) per diluted share compared to $9,865.72 per diluted share for 1998 due primarily to non-cash foreign currency translation loss relating to translating the Company's yen-denominated debt to U.S. dollars at the spot rate on July 31, 1999.

Due to the Company's high per store sales volume and long-standing relationships with vendors and music manufacturers, the Company receives substantial cooperative advertising allowances, beneficial purchasing terms, short lead times on inventory fulfillment, product return rights and drop shipments of orders directly to its stores. Tower monitors the quantity and mix of inventory in each of its stores through a central inventory management system.

Additionally, Tower's store managers are given discretion in managing the level and mix of the inventory in their stores in order to most effectively market to each store's demographic customer base.

With the objective of increasing and diversifying its revenue base, Tower became the first U.S.-based music retailer to implement an international growth strategy. This expansion, which commenced in 1979, initially focused on the Japanese market (which is currently the world's second largest market for recorded music), and enabled Tower to become a market leader in Japan for recorded music. Tower implemented a similar expansion strategy in the United Kingdom beginning in 1986. The Company currently has more international locations than any other U.S.-based music retailer and, for the 1999 fiscal year, derived approximately 40% of its total net revenues from international sales. Tower currently operates 40 stores in Japan; eight in England; five in Mexico, four in Singapore; two each in Argentina, Hong Kong and Taiwan; and one each in, Canada, Ireland and Scotland. In addition, the Company has entered into franchise agreements with local operators in Colombia, Ecuador, Israel, Malaysia, The Philippines, South Korea and Thailand.

INDUSTRY

According to the Music Business International 1999 Annual Report, the worldwide market for recorded music grew slightly from approximately $38.2 billion in calendar 1996 to approximately $38.8 billion in calendar 1997 and forecasts $40 billion for calender 1998 marking a couple years of relatively flat growth. It is estimated the global value will increase at an average annual rate of 2.9% to $47.5 billion by 2004. The top five markets, North America, Western Europe, Japan, Latin America and Asia (outside of Japan), individually accounted for approximately 33.2%,31.6%,17.0%,6.5% and 5.7%, respectively, and collectively accounted for approximately 94%, of the global market in calendar 1997.

According to the International Federation Photographic Institute, the U.S. retail music market was approximately $11.9 billion in 1997, down from $12.3 billion in 1996 but was expected to grow to $13.2 for 1998 and continue at an annual rate of 2.9% through 2004. The retail home entertainment industry is highly competitive. The Company's retail stores compete primarily with other specialty retail music chains (e.g. Musicland, TransWorld and Wherehouse), as well as mass merchants (e.g. Wal-Mart, K-Mart, Target) and consumer electronics stores (e.g. Best Buy, Circuit City), some of which may have greater financial or other resources than the Company. The Company also competes with mail order clubs (e.g. BMG Music and Columbia House) and the Internet companies (e.g. CDnow and Amazon.com). In addition, a uniform format is being developed that will enable music companies to sell their products via direct Internet download. The Company believes that sales via the Internet will continue to become more significant over time, and has determined to emphasize order fulfillment to, and co-marketing with, an Internet-based affiliate company.

According to the Music Business International 1999 Annual Report, there are four primary channels of recorded music distribution in the United States: (i) specialty music retail stores, (ii)discount and consumer electronics stores, (iii)record clubs,(iv) and mail order, Internet and other, which accounted for approximately 51.8%, 26.6%, 3.0% and 18.6% of unit shipments, respectively, in calendar 1997.

OPERATIONS

As of July 31, 1999, Tower currently operated a total of 179 stores worldwide, consisting of 113 U.S. retail stores in 20 states and 66 international stores in 10 countries. The Company's operating structure consists of (i) its U.S. stores and wholesaling operations, (ii) its Asian stores and wholesaling operations, and (iii) its U.K. and Ireland stores. The Company's operations are directed by an Executive Committee comprised of seven executive officers. See "Management."

UNITED STATES. The Company's U.S. operations currently consist of 113 retail stores. In the United States, Tower has organized its operations into 11 geographic regions, each headed by a regional manager who has responsibility for sales and merchandising, day-to-day operations and administration. Tower's corporate headquarters provides central support to each region, including systems, distribution, accounting and national marketing programs. The corporate headquarters also gives final approval for all new store sites and store design and oversees quality standards and other critical elements of the Tower concept. The Company believes that by organizing its operations in this manner, it can more effectively manage its business, thereby enhancing its ability to achieve its expansion plans without compromising operating standards.

To pursue growth opportunities through new store formats and merchandising strategies, Tower initiated an operating agreement with The Good Guys!, Inc. ("The Good Guys!"), a leading electronics retailer to open stores under the "WOW!" name. The WOW! stores sell both recorded music and consumer electronics equipment, offering the shopper both convenience and a broad product offering. WOW! stores operate in Nevada and California. Under the WOW! store format, Tower and The Good Guys! each manage, operate and lease from the landlord their respective sections of the store.

ASIA. Tower's Asian operations consist of 40 stores in Japan, two in Hong Kong, four in Singapore and two in Taiwan. All Asian store managers report to the Director of Asian Operations located in Japan. A portion of the U.S.-sourced product is shipped to the Asian stores through the Company's U.S. distribution facilities. The balance of product is shipped through a variety of sources worldwide.

UNITED KINGDOM AND IRELAND. As of July 31, 1999, the Company operated eight stores in England, one in Scotland, and one in Ireland. All store managers in the United Kingdom report to the Director of European Operations located in London. A portion of U.S.-sourced product is shipped through the Company's U.S. distribution operations. The balance of product is shipped through a variety of sources worldwide.

JOINT VENTURES AND FRANCHISES

The Company has a joint venture operation in Mexico. This arrangement enables Tower to enter into the Mexican market and obtain an improved understanding of local product demand and operating procedures while benefitting from a sharing of capital commitments. Under the joint venture arrangement, Tower manages store operations, utilizing input from local investors. Some product is sourced through Tower's distribution operations. The joint venture operation is managed from Tower's corporate headquarters. The Company anticipates that future expansion in most international markets will be through wholly-owned subsidiaries or through franchises rather than joint ventures.

The Company has entered into franchise agreements to operate stores in Colombia, Ecuador, the Philippines, Malaysia, South Korea and Thailand. Additional franchised stores are planned for other countries. The Company has focused its franchising operations in developing markets where the operating environment makes direct operations less desirable. Franchised stores are managed by the local operator with input from the Company on store format and merchandising. The Company benefits from these franchise agreements through the distribution of products as well as through royalty income and trademark licensing fees.

TOWERRECORDS.COM

The Company has determined to transfer operations of its Internet commerce site, TowerRecords.com to Tower Direct, LLC ("Tower Direct"). Fixed assets of the TowerRecords.com division of the Company have been transferred at net book value to Tower Direct, LLC, a separate company incorporated in the State of Delaware, which will continue to operate under the trade name, TowerRecords.com, and will use the Tower brand and trademarks under license from the Company. TowerRecords.com will operate as an online retailer of music and complementary information, and entertainment products. TowerRecords.com has garnered high rankings and reviews from Internet and industry experts in surveys of the Internet's best websites. Tower Direct plans to continue to leverage the Internet capability of TowerRecords.com to customers in Tower stores. This site offers customers thousands of titles of music and video items in stock and ready for immediate shipping from the Company's state-of-the-art fulfillment and distribution center. Management expects that Tower will provide order fulfillment services to, and will receive revenues from, Tower Direct. Tower will continue to focus its business on traditional brick-and-mortar retail operations.

STORE FORMAT AND LOCATIONS

Tower has differentiated itself from competing music retailers with its strategic store locations, which generally feature a large, centrally-located store in a densely populated urban area complemented by nearby urban and suburban stand-alone stores. Tower's flagship stores in major markets typically exceed 20,000 square feet, with the majority of all stores exceeding 10,000 square feet. Newer stores range from 15,000 to 25,000 square feet, depending on the market and location. The Company's larger, stand-alone locations provide it with various operating efficiencies, including lower rent expenses and lower per unit costs than comparable mall-based retailers. The Company's large base of high-volume, stand-alone stores enables it to receive drop-shipments of product directly to store locations (thereby reducing the costs associated with warehousing and distribution). The Company believes that the selection of locations for its stores is critical to the success of its operations. The site-selection process consists of an in-depth analysis of regional demographics, consumer purchasing habits and traffic within a specific area. Senior management is actively involved in this process and grants all final site approval, evidencing the Company's commitment to continued growth and its focus on successful, long-lasting locations. For the fiscal year ended July 31, 1999, the Company opened 1 store in the United States and seven stores internationally (including 1 in Japan), while closing five small predominately outlet stores, combining two book stores and relocating four existing locations. The Company plans to continue to leverage its strong brand name and proven store format in new and existing markets in locations that meet the Company's demographic and performance criteria.

PRODUCTS

The Company offers a diverse line of products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, software titles, personal electronics and accessories.

RECORDED MUSIC. The Company's primary source of revenue is the sale of recorded music on compact discs and audio cassettes. For fiscal years 1998 and 1999, recorded music sales accounted for approximately 86.2% and 86.1%, respectively, of Tower's worldwide net revenues. The Company's stores carry a wide selection of compact discs and audio cassettes purchased from all major and most independent recording companies, which, except for new releases and special promotions, are arranged in the stores by genre and alphabetically by artist or group. Tower differentiates itself from its competitors through the breadth and depth of its product selection. Tower's strategy is to offer the broadest selection of recorded music for its customers, including recent BILLBOARD Top 50 releases as well as a comprehensive variety of older releases and diverse music formats. Most of the Company's stores carry at least 50,000 music titles, while flagship stores located in major markets, such as Boston, Buenos Aires, Chicago, Glasgow, Hong Kong, Honolulu, London, Los Angeles, New Orleans, New York, Osaka, Philadelphia, San Francisco, Seattle, Singapore, Taipei, Tokyo, Toronto and Washington, D.C., usually carry between 80,000 and 120,000 music titles.

VIDEO PRODUCTS. In addition to recorded music, the majority of Tower stores sell videocassette, and DVD products. For fiscal years 1998 and 1999, video sales accounted for approximately 8.3%,8.6% of Tower's worldwide net revenues. Selected stores also offer video rentals. These video products generally command larger gross margins than the Company's recorded music products. DVD offers the consumer laser technology in a smaller disc format with superior picture quality and audio fidelity. The Company believes that it is well-positioned to capitalize on the growing DVD market.

COMPLEMENTARY PRODUCTS. To complement music buyers' interests, Tower stores also sell books, magazines, blank tapes, software titles, audio electronics and accessories. As of July 31, 1999, the Company operated 10 stand-alone book stores.

MARKETING, ADVERTISING AND PROMOTION

Tower aggressively markets, advertises and promotes its products and its brand images to generate customer awareness of its extensive selection of music titles, knowledgeable customer service and interactive and entertaining store environments. Tower advertises in a variety of national and local print and broadcast media, including television, magazines, newspapers and billboards. Tower targets a wide range of customers, from teenagers to senior citizens, who purchase music on a year-round basis. The Company believes that its clustering of stores in strategic markets allows it to maximize its use of marketing, advertising and promotional U.S. dollars. In addition, Tower attracts large corporate sponsors such as American Express, IBM and MasterCard for promotions and events. Tower also produces several music publications under the names PULSE (U.S.), BOUNCE (Japan), TOP (U.K.), PULSE LATINO (Latin America) and PASS (Taiwan). Tower maintains a reputation for unique marketing through in-store appearances and live performances by recording artists, campaigns and promotions with suppliers and other third parties, book signs, tie-ins with local music events (e.g., Nashville's Fan Fair and the Monterey Jazz Festival) as well as involvement in national music events, such as sponsorship of the 1999 Lilith Tour. Tower believes that its strong focus on localized marketing provides it with a significant advantage over many of its competitors. The Company's localized marketing approach includes local promotions of concerts and in-store appearances by musicians, as well as providing Tower store managers discretion (subject to parameters set by the Company's regional and national product managers) to customize product inventory in their stores to the demographics and buying patterns of their local market. Depending on local demographics, merchandise mix and promotions can be shifted toward certain music genres. For example, in New York City, Tower's Lincoln Center store places a greater emphasis on its classical music selection than the downtown store, which emphasizes the latest trends in rock music. As one of the nation's largest music retailers and due to the diversity and depth of its music selection, the Company has developed strong supplier relationships. As a result, the Company receives substantial cooperative advertising allowances, beneficial purchasing terms, short lead times on inventory fulfillment, product return rights (subject to certain terms and restocking fees), and drop shipments of orders directly to its stores, all of which have contributed to Tower's historically favorable operating margins. Cooperative advertising funds are provided to promote recorded music products of a specific genre or on a label-wide basis. Tower advertises jointly with recording companies worldwide in local and national media markets and receives substantial financial support from them. Cooperative advertising offsets a significant portion of the Company's advertising expenses.

SUPPLIERS

RECORDED MUSIC. The majority of Tower's music purchases come from five major suppliers with which Tower has developed long-standing relationships. As a result of these relationships and Tower's high sales volume, the Company receives substantial cooperative advertising allowances, beneficial purchasing terms, short lead times on inventory fulfillment, competitive pricing programs and drop shipments of orders directly to its stores. In addition, the Company purchases product from numerous independent distributors and labels. Unsold music product may be returned to the manufacturer at any time that the title remains in the current music catalog of a manufacturer; however, restocking fees are generally assessed for returned product. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. None of the Company's major suppliers limits returns of inventory.

COMPLEMENTARY PRODUCTS. Book and magazine purchases require coordination with a greater number of vendors than music purchases. Returned books and magazines are not subject to restocking charges. Pre-recorded video cassettes, DVD products, audio electronics and software titles are purchased from a limited number of vendors for shipment through the Company's U.S. distribution operations, or are drop-shipped directly to stores. For the most part, unsold video products and software titles may be returned to distributors for full refunds.

PURCHASING, INVENTORY MANAGEMENT AND DISTRIBUTION

Unlike most of its competitors, Tower's purchasing is partly decentralized. Tower store managers are given discretion to manage the levels and mix of merchandise in their stores. These managers work closely with regional and national product managers to customize product inventory in their stores to the demographics and buying patterns of their local markets. The Company's ISP (In Store Processing)system, using the IBM AS/400 computer system, enables management to monitor up-to-the-moment levels and mix of its inventory in each of its stores. The ISP system provides instantaneous on-line information regarding quantities on hand, turns at the store level and on a combined basis, historical movement reports by SKU, pricing and cost data and customer service information. The ISP system also identifies slow-moving and deleted titles and overstocked items, and provides suggested replenishment information to store buyers. By utilizing the ISP system, store managers are able to pre-set and adjust quantities on hand and establish "just-in-time" reorder points. This system enables the store managers to carry appropriate levels of deep-catalog product and to maintain sufficient inventory levels for fast-moving product. The Company's U.S. distribution operations distribute products that are not drop-shipped to Tower stores, and distribute a portion of the product to the Company's international subsidiaries, joint venture and franchisees. The Company also wholesales products, particularly independent label recorded music, to other retailers in both the U.S. and international markets. In addition, the Company has an established export wholesaling branch in Japan. This enables the Company to export international catalog product to music retailers, taking advantage of the economies of scale, while providing prompt delivery. The Company also sells recorded music both via mail order and over the Internet. In 1999, the Company closed its wholesaling operation in the United Kingdom. The Company has maintained a website at http:/ /www.towerrecords.com and an online store on America Online at keyword "TOWER." Mail order and Internet sales are fulfilled through the Company's U.S. distribution facility allowing, in many cases, overnight delivery to customers. The Company has determined to transfer its Internet-based operations at that website to Tower Direct.

COMPETITION

The retail music industry is highly competitive. According to the Music Business International 1999 Annual Report, there are four primary channels of recorded music distribution in the United States: specialty music retail stores, discount and consumer electronics stores, record clubs, and mail order and other channels, which accounted for approximately 51.8%, 26.6%, 3.0% and 18.6% of unit shipments, respectively, in calendar 1997. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, record clubs, e-commerce retailers, mail order, and independent operators. The Company believes the principal competitive factors in the retail music industry are brand name recognition, merchandising, selection, pricing, inventory management, marketing, store location and management expertise. The Company believes that it competes favorably with respect to each of these factors.

MAJOR INTERNATIONAL CHAINS. In certain of its major, metropolitan markets, the Company competes directly with HMV and Virgin--large, international music retailers-that, like the Company, emphasize a broad selection of titles. Management believes that HMV and Virgin tend to cater to a sophisticated and less price-sensitive customer base; Tower's customer base includes not only such customers but also extends to a much broader demographic. HMV and Virgin are expected to open additional stores, some of which may be in locations that would compete directly with Tower.

MALL-BASED MUSIC RETAILERS. The Company also competes with various mall-based music retailers such as Musicland, Transworld Entertainment, and Wherehouse Entertainment. These competitors tend to occupy mall locations.

DISCOUNTERS AND CONSUMER ELECTRONICS STORES. Specialty music retailers have experienced increased competition from the entrance into the retail music industry of large discounters and consumer electronics stores such as Wal-Mart, Kmart, Target, Circuit City, Best Buy, Barnes and Noble and Borders. Many of these large discounters and consumer electronics stores typically feature BILLBOARD Top 50 recordings with minimal or no gross margin with the intent of generating additional store traffic and cross-selling other, higher margin products, such as consumer electronics.

OTHER. The Company expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. The further development of Internet and cable technologies, coupled with high quality digital recording technologies, could enable direct downloading of recorded music by consumers, which could result in significant changes in existing distribution channels for prerecorded music. Such a development could have a material adverse effect on the Company's business, financial condition or results of operations.

TRADEMARKS

Tower regards its trademarks and service marks as having significant worldwide value and as being important to its marketing efforts and brand name recognition. Tower has registered its TOWER RECORDS-VIDEO-BOOKS trademark and variations thereof, along with numerous other trademarks, with the United States Patent and Trademark Office on the Principal Register. The Company has applications pending for a number of additional marks. The Company also has registered its TOWER trademark, or variations thereof, in numerous foreign countries. The Company's policy is to pursue the registration of its marks whenever possible and to vigorously oppose any infringement of its trademarks and trade names.

EMPLOYEES

As of July 31, 1999, the Company employed worldwide approximately 7,500 persons, of whom approximately 725 were employed on a part-time basis. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good. Increases in the minimum wage have had a significant effect on the Company's compensation expense during prior periods. Any future increases in the minimum wage may have a material adverse effect on the Company's results of operations and financial condition. relationships. As a result, the Company receives substantial cooperative advertising allowances, beneficial purchasing terms, short lead times on inventory fulfillment, product return rights (subject to certain terms and restocking fees), and drop shipments of orders directly to its stores, all of which have contributed to Tower's historically favorable operating margins. Cooperative advertising funds are provided to promote recorded music products of a specific genre or on a label-wide basis. Tower advertises jointly with recording companies worldwide in local and national media markets and receives substantial financial support from them. Cooperative advertising offsets a significant portion of the Company's advertising expenses.

The Company has also introduced an affinity MasterCard credit card which capitalizes on the Tower brand name and enables the Company to track purchasing patterns by cardholding customers.

SUPPLIERS

RECORDED MUSIC. The majority of Tower's music purchases come from six major suppliers with which Tower has developed long-standing relationships. As a result of these relationships and Tower's high sales volume, the Company receives substantial cooperative advertising allowances, beneficial purchasing terms, short lead times on inventory fulfillment, competitive pricing programs and drop shipments of orders directly to its stores. In addition, the Company purchases product from numerous independent distributors and labels. Unsold music product may be returned to the manufacturer at any time that the title remains in the current music catalog of a manufacturer; however, restocking fees are assessed for returned product. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. None of the Company's major suppliers limits returns of inventory.

COMPLEMENTARY PRODUCTS. Book and magazine purchases require coordination with a greater number of vendors than music purchases. Returned books and magazines are not subject to restocking charges. Although management believes that its current book and magazine purchasing procedures are efficient, it is considering various alternatives that would allow Tower stores to order directly from publishers and shorten delivery time.

Pre-recorded video cassettes, DVD products, laser discs and software titles are purchased from a limited number of vendors for shipment through the Company's U.S. distribution operations, or are drop-shipped directly to stores. Unsold video products and software titles may be returned to distributors for full refunds.

PURCHASING, INVENTORY MANAGEMENT AND DISTRIBUTION

The Company believes that it has developed state-of-the-art inventory purchasing, management and distribution systems.

Unlike most of its competitors, Tower's purchasing is partly decentralized. Tower store managers are given discretion to manage the levels and mix of merchandise in their stores. These managers work closely with regional and national product managers to customize product inventory in their stores to the demographics and buying patterns of their local markets. The Company believes that the skill of its store managers in merchandising to local tastes is an important factor in Tower controlling its historical product return levels, thereby reducing restocking fees and improving margins and maintaining favorable vendor relations.

The Company's ISP system enables management to monitor up-to-the-moment levels and mix of its inventory in each of its stores. The ISP system provides instantaneous on-line information regarding quantities on hand, turns at the store level and on a combined basis, historical movement reports by SKU, pricing and cost data and customer service information. The ISP system also identifies slow-moving and deleted titles and overstocked items, and provides suggested replenishment information to store buyers. By utilizing the ISP system, store managers are able to pre-set and adjust quantities on hand and establish "just-in-time" reorder points. This system enables the store managers to carry appropriate levels of deep-catalog product and to maintain sufficient inventory levels for fast-moving product.

The Company's U.S. distribution operations distribute products that are not drop-shipped to Tower stores, and distribute a portion of the product to the Company's international subsidiaries, joint ventures and franchisees. The Company also wholesales products, particularly independent label recorded music, to other retailers in both the U.S. and international markets. In addition, the Company has established export wholesaling branches in Japan and the United Kingdom. This enables the Company to export international catalog product to music retailers, taking advantage of the economies of scale, while providing prompt delivery.

The Company also sells recorded music both via mail order and over the Internet. The Company maintains a website at HTTP:/ /WWW.TOWERRECORDS.COM and an online store on America Online at keyword "TOWER." Mail order and Internet sales are fulfilled through the Company's U.S. distribution facility allowing overnight delivery to customers in many cases.

COMPETITION

The retail music industry is highly competitive. In the United States there are four primary channels of recorded music distribution: specialty music retail stores, discount and consumer electronics stores, record clubs, and mail order and other channels, which accounted for approximately 49.9%, 31.5%, 14.3% and 4.3% of unit shipments, respectively, in calendar 1996. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, record clubs, mail order, and independent operators. The Company believes the principal competitive factors in the retail music industry are brand name recognition, selection, pricing, inventory management, marketing, store location and management expertise. The Company believes that it competes favorably with respect to each of these factors.

MAJOR INTERNATIONAL CHAINS. In certain of its major, metropolitan markets, the Company competes directly with HMV and Virgin-large, international music retailers-that, like the Company, emphasize a broad selection of titles. Management believes that HMV and Virgin tend to cater to a sophisticated and less price-sensitive customer base; Tower's customer base includes not only such customers but also extends to a much broader demographic. Further, management believes that Tower's approach to localized marketing, advertising and merchandising, coupled with its more competitive pricing, differentiates Tower from HMV and Virgin. In 1997, HMV had 15 stores in the United States, primarily on the East Coast, while Virgin had 11 stores in the United States, located primarily in tourist destinations. HMV and Virgin also had 20 and eight stores, respectively, in Japan, and 105 and 38 stores, respectively, in the United Kingdom, the other major markets in which the Company competes. HMV and Virgin are expected to open additional stores, some of which may be in locations that would compete directly with Tower.

MALL-BASED MUSIC RETAILERS. The Company also competes with various mall-based music retailers such as Musicland, Transworld Entertainment, Wherehouse Entertainment and Camelot. These competitors tend to occupy mall locations and, in the Company's judgment, often face significant competitive disadvantages, such as reduced inventory selection due to size constraints on mall retail space, larger overhead costs generated by higher rent and occupancy costs, higher per unit costs, higher costs associated with warehousing and distribution, and lack of an international infrastructure and savvy brand-name identity. In recent years, many of the mall-based music retailers whose revenues are heavily dependent upon BILLBOARD Top 50 sales have had difficulty competing effectively with the selling tactics of the large discounters, and have been closing unprofitable stores in an attempt to minimize operating losses. Several mall-based music retailers, including Camelot Music, Peppermint, Record Giant, Peaches Entertainment, Strawberries and Wherehouse Entertainment, have filed for bankruptcy.

DISCOUNTERS AND CONSUMER ELECTRONICS STORES. Specialty music retailers have experienced increased competition from the entrance into the retail music industry of large discounters and consumer electronics stores such as Wal-Mart, Kmart, Target, Circuit City, Best Buy, Barnes and Noble and Borders. The market share of specialty music retailers dropped from 70% in 1990 to 50% in 1996 while the market share of the large discounters and consumer electronics stores increased over the same period. These large discounters and consumer electronics stores typically feature BILLBOARD Top 50 recordings with minimal or no gross margin with the intent of generating additional store traffic and cross-selling other, higher margin products, such as consumer electronics. Tower believes that its operations have been less adversely affected than mall-based music retailers by the selling tactics of the large discounters and consumer electronics stores because of its emphasis on deep-catalog merchandising.

OTHER. The Company expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. The further development of Internet and cable technologies, coupled with high quality digital recording technologies, could enable direct downloading of recorded music by consumers, which could result in significant changes in existing distribution channels for prerecorded music. Such a development could have a material adverse effect on the Company's business, financial condition or results of operations. See "Risk Factors--Trends Affecting the Music Industry."

TRADEMARKS

Tower regards its trademarks and service marks as having significant worldwide value and as being important to its marketing efforts and brand name recognition. Tower has registered its TOWER RECORDS-VIDEO-BOOKS trademark and variations thereof, along with numerous other trademarks, with the United States Patent and Trademark Office on the Principal Register. The Company has applications pending for a number of additional marks. The Company also has registered its TOWER trademark, or variations thereof, in numerous foreign countries. The Company's policy is to pursue the registration of its marks whenever possible and to vigorously oppose any infringement of its trademarks and trade names.

EMPLOYEES

As of July 31, 1999, the Company employed approximately 7,500 persons, of whom approximately 965 were employed on a part-time basis. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's headquarters are located in approximately 91,000 square feet of leased facilities in West Sacramento, California. These facilities house the Company's management, marketing and sales personnel. The lease for these facilities terminates on April 30, 2004. The Company believes that there is sufficient office space available at favorable leasing terms in the Sacramento area to satisfy any additional needs of the Company that may result from future expansion.

As of July 31, 1999, Tower's total leased space consisted of approximately 2.7 million square feet of space worldwide. As of July 31, 1999, the Company was a party to approximately 240 real estate leases and subleases, relating to nearly all of its store locations as well as its administrative and warehouse facilities. Substantially all of these are recorded as operating leases. The leases expire between 1999 and 2024, with renewal options varying between one and 20 years. Lease terms typically provide a minimum payment plus modifications for changes in the consumer price index and/or other specified increases. Most of the U.S. stores operate as stand-alone locations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings. The Company has received a document request in connection with an investigation by the Federal Trade Commission into certain trade practices by major recording companies involving the implementation of minimum advertised price ("MAP") programs in response to the deep discounting tactics of large discounters and consumer electronic stores and the threat of withdrawal of cooperative advertising and promotional funds for retailers which fail to observe the MAP guidelines. The Company does not believe it is a target of the inquiry. The Company does not expect the outcome of this investigation to have a material effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company's stockholders during the fourth quarter of fiscal 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public market for any class of MTS common stock. As of July 31, 1999, there was one shareholder of record of the Common Stock (Tower Records, Incorporated). See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the beneficial ownership of MTS.

The Company has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

The Credit Agreement restricts the payment of dividends by MTS on shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                 FISCAL YEAR ENDED JULY 31,
                                       -------------------------------------------------
                                         1999      1998      1997      1996      1995
                                       --------- --------- --------- --------- ---------
                                                     (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Net revenues......................   $1,026.4  $1,008.1    $991.8  $1,001.0    $950.6
  Cost of sales.....................      694.9     684.2     669.3     676.1     640.6
                                       --------- --------- --------- --------- ---------
    Gross profit....................      331.5     323.9     322.5     324.9     310.0
  Selling, general and
   administrative expenses..........      276.3     269.3     267.6     270.4     255.1
  Depreciation and
    amortization....................       23.4      22.3      26.4      20.9      22.9
                                       --------- --------- --------- --------- ---------
  Income from operations............       31.8      32.3      28.5      33.6      32.0
  Other income expense:
  Interest expense..................       17.6      14.9      14.3      14.9      11.5
  Foreign currency
    translation gain (loss).........      (14.7)      1.1      (3.6)     (1.4)      5.6
  Other income (expenses)...........       (4.1)     (0.5)     (1.1)     (0.1)      0.1
                                       --------- --------- --------- --------- ---------
  Income before taxes,minority
    interest,extraordinary item,
    and cumulative effect of change
    in accounting principle                (4.6)     18.0       9.5      17.2      26.2
  Provision (benefit) for income tax        3.8       8.1       4.5       7.0      10.9
                                       --------- --------- --------- --------- ---------
  Income before minority interest,
    extraordinay item, and cummulati
    effect of change in accounting
    principle                              (8.3)      9.9       5.0      10.2      15.3
  Other items(a)....................       (0.5)      0.0      (1.5)     (0.2)     (0.2)
                                       --------- --------- --------- --------- ---------
  Net income........................      ($8.8)     $9.9      $3.5     $10.0     $15.1
                                       ========= ========= ========= ========= =========

BALANCE SHEET DATA (AT
  PERIOD END):
  Total assets......................     $586.2    $545.4    $544.6    $528.8    $505.1
  Total debt (including
    current maturities).............      283.1     231.9     211.3     202.8     199.6
  Shareholders' equity..............      115.7     120.8     134.0     135.1     127.5

NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(a) Other items is comprised of minority interests in net income of subsidiaries, cumulative effect of change in accounting principle and extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Selected Historical Consolidated Financial Information," and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company, including the entry of non-traditional retailers to the Company's markets; the release schedule and quality of releases by the music industry; general economic factors in markets where the Company sells its products, and other factors discussed in the Company's filings with the United States Securities and Exchange Commission. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions is intended to identify forward-looking statements. The Company's actual results could differ materially from those expressed or implied by such forward-looking statements as a result of factors set forth herein. Such factors include, but are not limited to, the cautionary statements set forth below and under the captions "Forward-Looking Statements" and "Business" herein. All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

GENERAL

Founded in 1960, Tower is one of the largest specialty retailers of recorded music headquartered in the United States in terms of revenues and is one of the largest and most widely-recognized music retailers in the world. As of July 31, 1999, the Company operated a total of 179 stores worldwide, consisting of 113 U.S. stores in 20 states and 66 international stores in 10 countries.

The Company offers a diversified line of music products including compact discs, recorded audio cassettes, recorded video cassettes, laser discs, DVD and other complementary products, including books, magazines, blank tapes, software titles, personal electronics and accessories.

Tower attracts and retains customers who buy music on a year-round basis by providing an extensive product selection in an interactive, entertaining environment. Tower stores feature extended store hours, in-store listening stations and knowledgeable and motivated sales personnel. These factors, make Tower stores a preferred shopping destination. Tower offers one of the broadest selections of recorded music, including recent releases, older releases and various other music formats primarily in stand-alone locations in densely populated urban and suburban areas.

Most of the Company's domestic stores exceed 10,000 square feet and carry at least 50,000 music titles. Flagship stores, which are located in major metropolitan areas such as Boston, Buenos Aires, Chicago, Glasgow, Hong Kong, Honolulu, London, Los Angeles, New Orleans, New York, Osaka, Philadelphia, San Francisco, Seattle, Singapore, Taipei, Tokyo, Toronto and Washington, D.C., typically exceed 20,000 square feet and carry between 80,000 and 120,000 music titles.

For the twelve month period ended July 31, 1999, Tower's net revenues were $1.03 billion.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JULY 31, 1999 COMPARED TO TWELVE MONTHS ENDED JULY 31, 1998

NET REVENUES. Net revenues were $1,026.4 billion for the twelve months ended July 31, 1999, an increase of $18 million or 1.8% (or 2.7%) including the favorable effects of U.S. dollar-Japanese yen exchange rate movements), from $1,008.1 billion for the twelve months ended July 31, 1998. The Company's net revenues were derived from U.S. sales of $616.1 million and international sales of $410.3 million for the twelve months ended July 31, 1999 compared to $625.5 million in the U.S. and $382.6 million internationally for the twelve months ended July 31, 1998. Record and tape sales for the period ended July 31, 1999 represented 86.1% of the Company's net revenues versus 86.2% for the period ended July 31, 1998. Retail sales represented 96.6% of the Company's net revenues for the twelve-month period ended July 31, 1999 versus 97.3% for the twelve-month period ended July 31, 1998. The increase in the Company's net revenues was primarily due to an increase in new store expansion and international same store sales growth. Comparable same store sales growth was (.9%) which was predominately a reflection of a decline in domestic same store sales growth.

GROSS PROFIT. Gross profit was $331.5 million for the twelve months ended July 31, 1999, an increase of $7.5 million or 2.3%, from $324.0 million for the twelve months ended July 31, 1998. Gross profit as a percentage of net revenues increased slightly to 32.3% for the twelve months ended July 31, 1999 as compared to 32.1% for the twelve months ended July 31, 1998. The Company believes that the primary factor contributing to the slight improvement was managements pricing adjustments of dollar-sensitive product staying matched with the volatile Japanese yen.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $276.3 million for the twelve months ended July 31, 1999, an increase of $7.0 million or 2.6% from $269.3 million for the twelve months ended July 31, 1998. As a percentage of net revenues, selling, general and administrative expenses increased .2% for the twelve months ended July 31, 1999 as compared to the twelve months ended July 31, 1998, primarily due to rising occupancy and wage costs resulting from lower economies of scale in relation to lower domestic same store sales.

INCOME FROM OPERATIONS. Income from operations was $31.8 million for the twelve months ended July 31, 1999, a decrease of $.6 million from $32.4 million for the twelve months ended July 31, 1998. As a percentage of net revenues, income from operations decreased to 3.1% for the twelve months ended July 31, 1999 from 3.2% for the twelve months ended July 31, 1998, due primarily from the rise in selling, general and administrative costs.

OTHER EXPENSE. Other expense (net) was ($36.4) million for the fiscal year ended July 31, 1999 compared to ($14.3) million for the fiscal year ended July 31, 1998, which represented an increase of $22.1 million, primarily due to a net non-cash foreign currency transaction loss of ($14.7)million for the fiscal year ended July 31, 1999 compared to a net foreign currency transaction gain of $1.1 million for the fiscal year ended July 31, 1998. This non-cash loss largely represented the translation back to U.S. dollars at the spot rate of the Company's yen- denominated debt. The Company does significant business transactions in currencies other than the U.S. dollar. Exchange losses and gains result from the day- to- day fluctuations in foreign currency exchange rates, due primarily to the volatile yen and other Asian currencies against the U.S. dollar. Additionally, net interest expense increased $2.7 million for the twelve-months ended July 31, 1999, as compared with the twelve- months ended July 31, 1998, largely due to an increase in borrowings under the credit facility.

NET INCOME. As a result of the above, the Company reported a net loss of($8.8) million for the twelve months ended July 31, 1999, a decrease of $18.7 million from a profit of $9.9 million for the twelve months ended July 31, 1998.

FISCAL YEAR ENDED JULY 31, 1998 COMPARED TO FISCAL YEAR ENDED JULY 31, 1997

NET REVENUES. Net revenues were $1,008.1 billion for the fiscal year ended July 31, 1998, an increase of $16.3 million or 1.7% (or a 5.9% increase excluding the unfavorable effects of U.S. dollar-Japanese yen exchange rate movements) from $991.8 million for the fiscal year ended July 31, 1997. The Company's revenues were derived from U.S. sales of $625.5 million and international sales of $382.6 million for the fiscal year ended July 31, 1998 compared to $597.4 million in the U.S. and $394.4 million internationally for the fiscal year ended July 31, 1997. Record and tape sales for the period ended July 31, 1998 represented 86.2% of the Company's net revenues versus 89.6% for the period ended July 31, 1997. Retail sales represented 97.3% of the Company's net revenues for the fiscal year ended July 31, 1998 versus 96.6% for the fiscal year ended July 31, 1997. Comparable same store sales growth was 4.5% which reflected growth domestically and internationally.

GROSS PROFIT. Gross profit was $323.9 million for the fiscal year ended July 31, 1998, an increase of $1.4 million or .4% from $322.5 million for the fiscal year ended July 31, 1997. Gross profit as a percentage of net revenues decreased slightly to 32.1% for the fiscal year ended July 31, 1998 compared to 32.5% for the fiscal year ended July 31, 1997. The Company believes that the primary factors contributing to the slight decline in gross profit margin during this period was continued pricing pressure domestically and the effects of the margin pressure from the Asian market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $269.3 million for the fiscal year ended July 31, 1998, an increase of $1.7 million or 0.6% from $267.6 million for the fiscal year ended July 31, 1997. As a percentage of net revenues, selling, general and administrative expenses decreased .3% for the fiscal year ended July 31, 1998 as compared to the fiscal year ended July 31, 1997 largely as a result of greater economies of scale realized from stronger store performance.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $22.3 million for the fiscal year ended July 31, 1998 compared to $26.4 million for the fiscal year ended July 31, 1997, decrease of approximately $4.1 million, primarily due to a decrease in store expansion relative to prior years.

INCOME FROM OPERATIONS. Income from operations was $32.4 million for the fiscal year ended July 31, 1998, an increase of $3.9 million or 13.7% from $28.5 million for the fiscal year ended July 31, 1997. As a percentage of net revenues, income from operations increased to 3.2% for the fiscal year ended July 31, 1998 from 2.9% for the fiscal year ended July 31, 1997.

OTHER EXPENSE. Other expense (net) was ($14.3) million for the fiscal year ended July 31, 1998 as compared to ($19.0)million for the fiscal year ended July 31, 1997,which represented a decrease of $4.7 million which was primarily due to a net non-cash foreign currency transaction gain of $1.1 million for the fiscal year ended July 31, 1998 compared to a net foreign currency transaction loss of $3.6 million for the fiscal year ended July 31, 1997. The Company does significant business transactions in currencies other than the U.S. dollar. Exchange losses result from the day to day fluctuations in foreign currency exchange rates, due primarily to the Japanese yen relative to the U.S. dollar.

EXTRAORDINARY CHARGES. An extraordinary charge (net of tax) of $1.2 million was incurred in total in fiscal 1997 as a result of the early repayment of certain privately placed debt.

NET INCOME. As a result of the foregoing, net income was $9.9 million for the fiscal year ended July 31, 1998, an increase of $6.4 million or 183% from $3.5 million for the fiscal year ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of stores, and continued development the Company's technological infrastructure.

Net cash provided by operating activities was $15.0 million and $33.5 million for the twelve months ended July 31, 1999 and 1998, respectively. Inventory build up was a result of an increase in store expansion and special discounts for fiscal 1999. In 1999 cash used for inventory purchases was $10.7 million versus a source of cash of $22.4 for fiscal 1998,and was primarily related to inventory requirements associated with store and product expansion. The decrease in cash flow from operations for the period ended July 31, 1999 compared to the comparable period in fiscal 1998 was primarily due to the Company's net loss and an increase in inventory build-up.

Net cash used for investing activities was primarily geared to capital expenditures on stores, including the opening of one store in the United States, seven stores internationally along with store relocations, refurbishments and technology investments totaling approximately $32.8 million with an additional $7 million used for video rental purchase.

Net cash provided by financing activities in 1999 was $26.8 million, resulting principally from borrowings under the credit facility. Net cash provided by financing in 1998 was $28.8 million, which resulted from net borrowings under the credit facility and the issuance of $110 million in senior subordinated notes which was used to refinance short term debt.

Interest payments on the senior subordinated notes and on the credit facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2000 are expected to be approximately $40 million, of which approximately $5 million will be related to maintenance capital requirements.

The Company believes that the cash flow generated from its operations, together with amounts available under the credit facility, should be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently expected capital expenditures and other operating expenses for the next twelve months. The credit facility provides the Company with available borrowings up to an aggregate amount of $275.0 million, of which approximately $150.0 million can be borrowed in Japanese yen and a portion in British pounds, subject to compliance with the borrowing base formula. As of July 31, 1999, approximately $251.2 million was available under the credit facility based upon the borrowing base formula, of which $161.5 million had been drawn. The $161.5 million includes an increase of $20.1 million due to yen debt translated back to U.S. dollars at the spot rate on July 31, 1999.The Company's future operating performance and ability to service or refinance the notes and the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

The credit facility and the senior subordinated notes impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the credit facility and the senior subordinated notes also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. Tower's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, Tower has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and Tower's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, the U.S. holiday season is an important element in the Company's financial operating performance.

INFLATION

The Company believes that the recent low rates of inflation in the United States, Japan and the United Kingdom, where it primarily operates, have not had a significant effect on its net sales or operating results. The Company attempts to offset the effects of inflation through price increases and control of expenses. However, there can be no assurance that during a period of significant inflation, the Company's results of operations would not be adversely affected.

FOREIGN EXCHANGE MANAGEMENT

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of Tower's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. The Company believes that the matching of revenues and expenses in local currency, as well as its foreign exchange hedging activities and borrowings in foreign currencies, mitigate the effect of fluctuating currency exchange rates. Nonetheless, changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations. See "Risk Factors--Risks Relating to International Operations" and "Quantitative and Qualitative Disclosures about Market Risk."

YEAR 2000 COMPLIANCE

The Company understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The company continues to assess the impact of the Year 2000 issue on its current and future internal information systems and non-information technology systems (equipment, escalators, systems, etc.) and has developed an overall plan to assist with the Year 2000 problem resolution process. The primary components of the plan are as follows: awareness of the problem, preparation of an inventory checklist, assessment of complexity, remediation, validation testing and implementation.

With respect to information technology systems, the Company has already completed all phases through implementation for the majority of its financial systems and anticipates full compliance by late 1999. The Company has also begun corrective efforts, and in many cases, completed corrective efforts in areas of non-information technology systems and products and the Company anticipates minimal business disruption as a result of Year 2000 issues; however, possible consequences include, but are not limited to delays in delivery or receipt of merchandise, inability to process transactions, loss of communications domestically and internationally and similar interruptions of normal business activities. MTS has contacted and will continue to contact significant vendors, suppliers, financial institutions and other third party providers upon which its business depends. These efforts are designed to minimize the impact to the Company should these third parties fail to remediate their Year 2000 issues. However, the Company can give no assurances that such third parties will, in fact, be successful in resolving all of their Year 2000 issues, and the failure of such third parties to comply on a timely basis could have an adverse effect on the Company. To the extent practicable, the Company is evaluating contingency plans to minimize the effects on the Company's operations in the event of any third party system or product failure. The Company will continue to make every effort to ensure that its business, financial condition and result of operations will not be adversely impacted by a failure of its systems or the systems of others.

To date, approximately 100% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 100% have completed the testing and remediation phase and 85% have been replaced or upgraded. All remaining Year 2000 compliance efforts for administrative IT functions are expected to be completed by late 1999. Additionally, approximately 85% of non-IT systems have completed the remediation, testing, and implementation phases with no material replacements necessary. As of July 31, 1999, the Company has incurred $.7 million in Year 2000 remediation costs and estimates it will require an additional $.5 million to complete all Year 2000 compliance issues identified as a result of remediation testing. These costs are expensed as incurred and include, but are not limited to, costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers. Although it is not certain what the worst case Year 2000 scenario would be, management believes that any computer generated work, i.e. inventory tracking, point of sale at cash registers, could be performed manually as had been the case prior to implementation of the in-store processing programs in 1994. In the event that use of a contingency plan is required due to a Year 2000 system failure, the Company intends to revert back to manual "off line" processing of its sales and inventory systems until satisfactory resolution of the problem has occurred. However, the Company does not expect an impairment in its ability to execute critical functions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest-rate changes and foreign currency fluctuations. The Company does not enter into market risk sensitive instruments for trading purposes. In the ordinary course of its business, the Company enters into debt instruments, including instruments with short-term maturities. The Company could be exposed to a higher interest rate at the time such debt instruments are renewed or refinanced. Certain of the Company's debt instruments contain terms that permit the Company to cap the interest rate at a maximum rate. In the past, the Company has purchased interest rate hedges to manage the risk associated with interest rate variations. At present, the Company is party to a yen-denominated interest rate swap in the amount of $19,214,000, and may enter into such arrangements from time to time in the future.

Of the Company's current long-term debt, $110 million bears a fixed interest rate and is payable in 2005. The Company prepared sensitivity analyses of the balance of its financial instruments to determine the impact of hypothetical changes in interest rates on the Company's results of operations, cash flows, and the fair value of its financial instruments. The interest-rate analysis assumed a one hundred basis point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. Based on the results of such analysis, the Company concluded that a one hundred basis point adverse change in interest rates from year-end 1999 levels would not materially affect the Company's results of operations, cash flows, or the fair value of its financial instruments.

A substantial majority of the Company's revenues, expenses and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Japanese yen. The Company uses forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and in connection with certain of its Japanese subsidiary's purchases of product from third parties. Such instruments are short-term instruments entered into in the ordinary course of the Company's business, in order to reduce the impact of fluctuating foreign currencies on net income and shareholders' equity.

To finance expansion and operations in Japanese markets, the Company has entered into yen-denominated borrowing arrangements. Unrealized gains and losses resulting from the impact of currency exchange rate movements on these debt instruments are recognized as other income or expense in the period in which the exchange rates change. Historically, the Company has not entered into foreign exchange contracts to manage the risk associated with such currency fluctuations, but it may do so from time to time in the future.

The Company prepared sensitivity analyses of its yen-denominated financial instruments to determine the impact of hypothetical changes in foreign exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The analysis assumed a 10% adverse change in exchange rates on such financial instruments but did not consider other effects on economic activity that could exist in such an environment. Based on the results of such analysis, the Company concluded such an adverse change in exchange rates from year-end 1999 levels would materially affect the Company's results of operations, cash flows or the fair value of its financial instruments, as is the case in the current year, in which the adverse change in the exchange rate was 21% from the rate at the end of the prior year, resulting in a foreign currency loss of $14.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

The Financial Statements are set forth herein commencing on page F-1 of this Report. and include herein:

Report of Independent Public Accountants

Report of Independent Accountants

Consolidated Balance Sheets as of July 31, 1999, and 1998

Consolidated Statements of Income for the fiscal years ended July 31, 1999, 1998, and 1997

Consolidated Statements of Shareholders' Equity for the fiscal years ended July 31, 1997, 1998, and 1999

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MTS, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MTS INCORPORATED and Subsidiaries (a California corporation) as of July 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statement of income of MTS, Incorporated and Subsidiaries for the year ended July 31, 1997 was audited by other auditors whose report dated October 29, 1997, except for Notes 2 and 3 as to which the dates are April 20, 1998 and March 20, 1998, respectively, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTS, Incorporated and Subsidiaries as of July 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ Arthur Andersen LLP

Sacramento, CA
October 27, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MTS, Incorporated
and Subsidiaries
West Sacramento, California

We have audited the accompanying consolidated statement of income, shareholders' equity and cash flows, of MTS, Incorporated and Subsidiaries for the fiscal year ended July 31, 1997. This financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of income. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MTS, Incorporated and Subsidiaries for the fiscal year ended July 31, 1997, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.

Sacramento, California
October 29, 1997, except for
Notes 2 and 3 as to which the
dates are April 20, 1998 and
March 20, 1998, respectively

                              MTS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                         AS OF JULY 31, 1999 AND 1998
                                                                  July 31,
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
(DOLLARS IN THOUSANDS)
                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................  $24,705   $14,609
  Receivables, net..........................................   26,378    23,095
  Merchandise inventories...................................  271,713   261,003
  Prepaid expenses..........................................   11,212     6,619
  Deferred tax assets.......................................    8,241     4,184
                                                             --------- ---------
      Total current assets..................................  342,249   309,510
Fixed assets, net...........................................  196,864   187,586
Deferred tax assets.........................................    9,794    15,076
Other assets................................................   37,250    33,219
                                                             --------- ---------
      Total assets.......................................... $586,157  $545,391
                                                             ========= =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................   $2,971    $2,540
  Accounts payable..........................................  150,332   157,443
  Accrued liabilities.......................................   32,942    30,422
  Income taxes payable......................................      786     1,422
  Deferred revenue, current portion.........................    3,098     3,251
                                                             --------- ---------
      Total current liabilities.............................  190,129   195,078
Long-term Liabilities:
  Long-term debt, less current maturities...................  280,169   229,345
  Deferred revenue, less current portion....................      157       170
                                                             --------- ---------
      Total liabilities.....................................  470,455   424,593
                                                             --------- ---------

Commitments and contingencies (Notes 11 and 16)

Shareholders' Equity:
  Common stock:
    Class B, no par value; 10,000,000 shares authorized;
      1,000 shares issued and outstanding at July 31, 1999 a        6         6
  Retained earnings.........................................  136,278   145,084
  Accumulated other comprehensive income..................... (20,582)  (24,292)
                                                             --------- ---------
      Total shareholders' equity............................  115,702   120,798
                                                             --------- ---------
      Total liabilities and shareholders' equity............ $586,157  $545,391
                                                             ========= =========

    The accompanying notes are an integral part of these financial statements.

                              MTS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
                           (DOLLARS IN THOUSANDS)

                                                      FOR THE YEARS ENDED JULY 31,
                                                  -----------------------------------
                                                     1999        1998        1997
                                                  ----------- ----------- -----------
Net revenue...................................... $1,026,379  $1,008,146    $991,810
Cost of sales....................................    694,910     684,201     669,279
                                                  ----------- ----------- -----------
   Gross profit..................................    331,469     323,945     322,531
Selling, general and administrative
  expenses.......................................    276,262     269,263     267,620
Depreciation and amortization....................     23,387      22,287      26,365
                                                  ----------- ----------- -----------
    Income from operations.......................     31,820      32,395      28,546
Other income and (expenses):
  Interest expense...............................    (17,596)    (14,921)    (14,298)
  Foreign currency translation gain
    (loss).......................................    (14,713)      1,082      (3,552)
  Other expenses.................................     (4,068)       (455)     (1,154)
                                                  ----------- ----------- -----------
    Income (loss) before taxes, minority interest
      extraordinary item and cumulative effect
      of change in accounting principle.......        (4,557)     18,101       9,542
Provision for income taxes.......................      3,774       8,096       4,543
                                                  ----------- ----------- -----------
    Income (loss) before minority interest,
      extraordinary item, and cumulative effect
      of change in accounting principle..........     (8,331)     10,005       4,999

Minority interest in net income of
  subsidiaries...................................        --          139         224
                                                  ----------- ----------- -----------
    Income (loss) before extraordinary
      item and cumulative effect of change in
      accounting principle........................    (8,331)      9,866       4,775

Extraordinary loss on extinguishment of
  debt, net of income taxes of $824..............        --          --        1,236
                                                  ----------- ----------- -----------
Income (loss) before cumulative effect of
    change in accounting principle...............     (8,331)      9,866       3,539

Cumulative effect of change in accounting
    principle, net of income taxes of $317........      (475)        --          --

    Net income (loss)............................    ($7,856)     $9,866      $3,539
                                                  =========== =========== ===========

Basic and diluted earnings per share:
  On income (loss) before extraordinary
    item......................................... ($8,805.57)  $9,865.72   $4,774.83
                                                  =========== =========== ===========

  On net income (loss)........................... ($8,805.57)  $9,865.72   $3,539.31
                                                  =========== =========== ===========

    The accompanying notes are an integral part of these financial statements.

                                   MTS, INCORPORATED
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY
                  FOR THE YEARS ENDED JULY 31, 1999, 1998, AND 1997
                                (DOLLARS IN THOUSANDS)

                                         Common Stock
                             -----------------------------------                        Accumulated
                                Series A          Series B       Additional                Other
                             ----------------- -----------------  Paid-in    Retained   Comprehensive
                              Shares   Amount   Shares   Amount   Capital    Earnings     Income      Total
                             -------- -------- -------- -------- ---------- ----------- ----------- ---------
Balance, July 31, 1996......     500       $3      500       $3       $780    $146,825    ($12,464) $135,147
  Comprehensive income:
  Net income................      --       --       --       --         --       3,539          --     3,539
  Foreign translation
  adjustment, net of taxes..                                                                (4,529)   (4,529)
  Total comprehensive income.....                                                                       (990)
Trust Distribution                                                                (126)                 (126)
                             -------- -------- -------- -------- ---------- ----------- ----------- ---------
Balance, July 31, 1997......     500       $3      500       $3       $780    $150,238    ($16,993) $134,031
  Comprehensive income:
  Net income................                                                     9,866          --     9,866
  Foreign translation
  adjustment,net of taxes...                                                                (7,299)   (7,299)
  Total comprehensive income......                                                              --     2,567
Trust Distribution                                                    (780)    (15,020)              (15,800)
Conversion of Class A to
   Class B common shares as
    part of Reorganization..    (500)      (3)     500        3       --           --          --        --
                             -------- -------- -------- -------- ---------- ----------- ----------- ---------
Balance, July 31, 1998......       0       $0    1,000       $6         $0     145,084     (24,292) $120,798
  Comprehensive income:
  Net loss..................                                                    (8,806)        --     (8,806)
  Foreign translation
  adjustment, net of taxes..                                                       --        3,710     3,710

Total comprehensive income......                                                                      (5,096)
                             -------- -------- -------- -------- ---------- ----------- ----------- ---------
Balance, July 31, 1999......       0       $0    1,000       $6         $0    $136,278    ($20,582) $115,702
                             ======== ======== ======== ======== ========== =========== =========== =========

    The accompanying notes are an integral part of these financial statements.

                               MTS, INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
                           (DOLLARS IN THOUSANDS)

                                                              JULY 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................   ($8,806)    $9,866     $3,539
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    actvities:
    Depreciation and amortization..............    27,870     28,558     32,127
    Provision (recovery) for losses on
      accounts receivable......................       286      1,087         23
    Loss on disposal of depreciable assets.....     5,547      3,011      2,678
    Exchange (gain) loss.......................    14,096     (2,626)     1,902
    Other non-cash (income) expense............      (247)       348        834
    Provision (benefit from)for deferred taxes.      (260)    (3,425)       360
    Minority interests in net income of
      subsidiaries.............................       --         139        223
    Extraordinary loss on extinguishment
      of debt..................................       --         --       1,236
    Cumulative effect of change in accounting
      principle.................................      475        --         --
    (Decrease) increase in cash resulting
      from changes in:
      Accounts receivable......................    (3,283)   (10,421)     1,551
      Inventories..............................   (10,710)    22,394     (8,290)
      Prepaid expenses.........................    (4,593)     2,740      3,711
      Accounts payable.........................    (7,111)   (21,238)    15,183
      Accrued liabilities......................     1,884      2,697     (3,549)
      Deferred revenue.........................      (166)       360        635
                                                ---------- ---------- ----------
        Net cash provided by operating
          activities...........................    14,982     33,490     52,163
                                                ---------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets..................   (39,799)   (30,686)   (45,012)
  Acquisition of investments...................    (3,481)    (6,179)    (5,467)
  Increase in deposits.........................      (434)    (2,165)    (1,701)
  Refund of deposits...........................       247        170        121
  Increase in intangibles......................      (899)    (6,410)      (681)
                                                ---------- ---------- ----------
        Net cash used in investing activities..   (44,366)   (45,270)   (52,740)
                                                ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans to shareholders, officers and
     employees.................................      (277)       (90)      (223)
  Proceeds from employee loan repayments.......       292        106        572
  Trust distributions..........................       --        (240)      (126)
  Principal payments under long-term
    financinmg agreements......................    (2,495)  (220,499)   (93,672)
  Proceeds from issuance of long-term
    financinmg agreements......................    29,306    249,493    102,169
                                                ---------- ---------- ----------
        Net cash provided by financing
          activities...........................    26,826     28,770      8,720
                                                ---------- ---------- ----------
Effect of exchange rate changes on cash........    12,654     (8,988)    (9,789)
                                                ---------- ---------- ----------
        Net increase (decrease) in cash and
          cash equivalents.....................    10,096      8,002     (1,646)
Cash and cash equivalents, beginning of period.    14,609      6,607      8,253
                                                ---------- ---------- ----------
Cash and cash equivalents, end of period.......   $24,705    $14,609     $6,607
                                                ========== ========== ==========

Cash paid for interest.........................   $17,772    $12,872    $17,434
                                                ========== ========== ==========

Cash paid for income taxes.....................   ($6,829)    $8,366     $5,440
                                                ========== ========== ==========

    The accompanying notes are an integral part of these financial statements.

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

The Company has a 50% investment in a foreign joint venture that is accounted for using the equity method. In June, 1998, the Company acquired the remaining stock of a joint venture from its former partner; consequently, income or loss of this operation is included in the consolidated statement of income from the date that the Company acquired a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT--Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Depreciation is computed on all fixed assets with the exception of land. Buildings are depreciated over 40 years, leasehold improvements over an average of 15 years, store fixtures over 7 to 10 years, and equipment and vehicles over 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Amortization of video rental cassettes is calculated based on a straight line method over three years. When the popularity of renting the new release declines (usually after approximately six months) redundant copies are transferred from rental stock to merchandise inventories for sale to customers at net realizable value. A write down to net realizable value is recorded in cost of sales at the time of the transfer from rental to held-for-sale classification.

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

INCOME TAXES--The Company accounts for income taxes under the liability method. Deferred taxes are recorded based on the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. No allowance against deferred tax assets was provided at July 31, 1999 nor 1998.

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

REVENUE RECOGNITION--The Company's revenue is primarily from retail sales comprised of recorded music (including compact discs and audio cassettes), video sales (including recorded video cassettes, laser discs and DVD) and other complementary products (including books, magazines, blank tapes, software titles and accessories) through the Company's stores and are recognized at the point of the retail transaction. Reductions of revenues for returns by customers are generally provided at the point of the return due to infrequency and occurrence within short intervals of the sale and immateriality to the financial statements.

TRANSLATION OF FOREIGN CURRENCY--The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholders' equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur.

FORWARD EXCHANGE CONTRACTS The Company enters into forward exchange contracts as an economic hedge against liabilities denominated in foreign currency. Market value gains and losses on hedge contracts are recognized in the statements of income and offset forward exchange gains and losses recognized on the liabilities denominated in foreign currency. Counter parties to these forward exchange contracts are major financial institutions. Credit loss from counter party nonperformance is not anticipated.

ADVERTISING EXPENSE--Advertising expenses are recorded as an expense when incurred. Cooperative advertising rebates and supplier promotional and in-store advertising reimbursements earned are recognized as reductions to advertising expense in the period the advertisements are run or the merchandising programs are provided. Certain other rebates and listening station fees from media vendors are also credited to advertising expense in the period the related advertising expenses are incurred. Such rebates and reimbursements are in consideration for ad production and placement activities performed by the Company, and are negotiated under contractual agreements on a case-by-case basis. Net advertising and marketing (revenue) was ($8,025,000), ($4,721,000) and ($1,469,000) for the years ended July 31, 1999, 1998 and 1997, respectively.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GIFT CERTIFICATES--The Company offers gift certificates for sale. A deferred income account is established for gift certificates issued. When gift certificates are redeemed at the store level, the deferred income account is charged and revenue is credited.

RECENT ACCOUNTING PRONOUNCEMENTS The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in fiscal year 1999, as reflected in the accompanying financial statements and notes herein.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is a measure of all changes in the equity of the Company as a result of recognized transactions and other economic events of the period other than transactions with shareholders in their capacity as shareholders. Comprehensive income is reflected on the consolidated statements of changes in shareholders' equity.

SFAS No. 131 requires that the Company report financial and descriptive information about its reportable operating segments using the "management approach" model. Under the management approach model, segments are defined based on the way the Company's management internally evaluates segment performance and decides how to allocate resources to segments.

The Company is a worldwide speciality retailer of prerecorded music, video, books and other related products. Certain of the Company's stores offer video and other products for rental. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers, and retail distribution methods, and as such are reported as a single segment. Geographic presentation relating to the Company's foreign operations is disclosed in Note 14.

SFAS No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedge allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and access the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements nor determined the timing of or method of its adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

Accounting Standards Executive Committee Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE (SOP 98-1), issued in March 1998 and effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 effective August 1, 1998 and is reflected as such in the financial statements. The financials statements were not materially impacted.

Accounting Standards Executive Committee Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES (SOP 98-5), issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires an entity to expense all start-up activities, including preopening and organizational costs, as incurred. The Company adopted SOP 98-5 at July 31, 1999 and accordingly recorded a cumulative change in accounting principles, net of tax, in the amount of $475,000 in order to expense all start-up activities, including preopening and organization costs that had been capitalized as other assets. The Company will continue to apply SOP 98-5 in the future by expensing all start-up activities, including preopening and organization costs as incurred.

RECLASSIFICATIONS Certain reclassifications have been made to conform prior years' financial statements to the current year's presentation.

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

NOTE 3--EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

                                                  FOR THE YEARS ENDED JULY 31,
                                               -----------------------------------
                                                  1999        1998        1997
                                               ----------- ----------- -----------
(Loss)Income available to common shareholders
  before extraordinary item and cumulative
  effect of change in accounting principle...     ($8,331)     $9,866      $4,775
Extraordinary item............................       --          --        (1,236)
Cumulative effect of change in accounting
  principle....................................      (475)       --          --
                                               ----------- ----------- -----------
                                                  ($8,806)     $9,866      $3,539
                                               =========== =========== ===========

Weighted average shares outstanding for
  determination of:
  Basic earnings per share....................      1,000       1,000       1,000
                                               =========== =========== ===========

  Diluted earnings per share..................      1,000       1,000       1,000
                                               =========== =========== ===========

Basic earnings per share:
  On (loss)income before extraordinary item
   and cumulative effect of change in
   accounting principle........................($8,330.74)  $9,865.72   $4,774.83
  On extraordinary item.......................       --          --    ($1,235.52)
  On cumulative effect of change in accounting
   principle...................................  ($474.83)       --          --
                                               ----------- ----------- -----------
  On (loss) net income........................ ($8,805.57)  $9,865.72   $3,539.31
                                               =========== =========== ===========

Diluted earnings per share is the same as basic earnings per share since the Company has a simple capital structure with only common shares outstanding.

NOTE 4--RECEIVABLES

Receivables consist (in thousands):                                 July 31,
                                                           -----------------------
                                                              1999        1998
                                                           ----------- -----------
Trade receivables, less allowance for doubtful
  accounts of $1,312 and $1,060 for 1999 and
  1998, respectively....................................      $18,449     $13,095
Officers and employee receivables, including
  notes, less allowance for doubtful accounts
  of $584 and $550 for 1999 and 1998,
  respectively.............................................       841         461
Other receivables.........................................      7,088       9,539
                                                           ----------- -----------
                                                              $26,378     $23,095
                                                           =========== ===========

The Company has receivables of approximately $8,406,000 and $4,556,000 from sales of product for resale and supplies to unconsolidated foreign joint ventures at July 31, 1999, and 1998 respectively.

NOTE 5--FIXED ASSETS

Fixed assets consist of (in thousands):                             July 31,
                                                           -----------------------
                                                              1999        1998
                                                           ----------- -----------
Land......................................................     $9,730      $9,730
Buildings.................................................     19,057      19,049
Leasehold improvements....................................    156,506     142,856
Video rental.......................................            13,517      20,043
Store fixtures............................................     47,722      46,434
Equipment.................................................    117,870     118,298
Vehicles..................................................        508         505
                                                           ----------- -----------
                                                              364,910     356,915
Less: accumulated depreciation and amortization...........    168,046     169,329
                                                           ----------- -----------
                                                             $196,864    $187,586
                                                           =========== ===========

The cost to build new store fixtures and improvements includes a portion of interest expense. Interest capitalized was $382,000 and $30,000 for the years ended July 31, 1999 and 1998 respectively.

Depreciation and amortization of fixed assets was $27,280,000, $27,113,000 and $31,479,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

NOTE 6--OTHER ASSETS

                                                                    July 31,
                                                           -----------------------
Other assets consist of (in thousands):                       1999        1998
                                                           ----------- -----------
Notes receivable, officers and employees,
  less current portion....................................     $2,320      $2,392
Investment in foreign joint ventures......................      1,129         894
Securities.........................................                10           2
Cash surrender value of officers' life insurance..........     15,650      12,129
Deposits..................................................      8,298       6,864
Goodwill, debt issuance costs and other intangible
  assets, net of accumulated amortization of
  $6,286 and $4,781 for 1999 and 1998,
  respectively............................................      9,843      10,938
                                                           ----------- -----------
                                                              $37,250     $33,219
                                                           =========== ===========

Cash surrender value of life insurance at July 31, 1999 includes $12,480,000 as to split value life insurance policies on the lives of the Company's Parent's principal shareholder and his wife for the benefit of certain family trusts. Under the terms of the policies, the Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company, except for one group of policies as to which the Company will receive the first proceeds of the policies up to the sum of the aggregate premiums paid by the Company plus $11,886,000 representing the cash surrender value of the policies when received by the Company in April 1998 as part of the Reorganization. The balance of the proceeds will be paid to the Trusts. Premiums on the policies amount to $3.6 million per year which are recorded as expense, net of increases in the cash surrender value of the policies. Life insurance expense related to these policies amounted to $280,000, $279,000 and $274,000 in the years ended July 31, 1999, 1998, and 1997, respectively.

NOTE 7--LONG-TERM DEBT

Long-term debt consists of (in thousands):                          July 31,
                                                           -----------------------
                                                              1999        1998
                                                           ----------- -----------
9.375% Senior Subordinated Notes,
  uncollateralized, interest payable
  semiannually, principal due May 2005....................   $110,000    $110,000
Senior Revolving Credit Facility, collateralized:
  Dollar-based, variable interest payable
    monthly (5.60% to 6.10% at July 31, 1999),
    principal due April 2001...............................    51,000      33,500
  Yen-based, variable interest payable
    monthly (.79% to 1.38% at July 31, 1999),                 110,537      76,314
    principal due April 2001...............................
Other obligations, 8.21% to 12.5%, principal
  and interest generally due in monthly
  installments, collateralized by certain
  real property, equipment and leasehold
  improvements............................................     11,603      12,071
                                                           ----------- -----------
Total Long-term Debt......................................    283,140     231,885
Less Current Portion......................................      2,971       2,540
                                                           ----------- -----------
Non-current Debt..........................................   $280,169    $229,345
                                                           =========== ===========

In April 1998 the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines senior notes and term notes by consummating an offering of $110.0 million of 9.375% senior subordinated notes (Notes) and entering into a senior revolving credit facility ( Credit Facility) of up to $275.0 million.

The Notes have options to redeem in part at various premiums throughout the duration of the indenture. The Credit Facility consists of two sub-facilities (one for a maximum of $125.0 million and one for Japanese yen of Y 19,810,500,000, which amounted to $150.0 million at inception) and matures in April 2001 with two provisions to extend for an additional one year period subject to certain terms and conditions. Maximum borrowings under the Credit Facility are subject to a borrowing base formula and are collateralized by a majority of the Company's inventory, accounts receivable and a pledge of 65% of the capital stock of its Japanese subsidiary. Subject to borrowing base availability the Credit Facility provides for borrowings by the Company of up to $275,000,000. As of July 31, 1999, $89,653,000 of additional borrowing capacity was available to the Company under the Credit Facility of which $161,537,000 was outstanding. The Credit Facility bears interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR Rate, Yen Base Rate and Euro Rate, plus an annual facility fee payable by the Company.

There are various restrictive terms and covenants under the senior subordinate notes and revolving credit facility relating to occurrence of material adverse financial operating conditions, minimum levels of net worth , minimum fixed charge ratios, balance sheet ratios and leverage ratios, certain debt and certain limitations on additional indebtness, liens or encumbrances on assets, long-term lease transactions, capital expenditures, and issuance of capital stock, of which the Company is in compliance.

In connection with retirement of Senior Notes in January 1997, the Company recorded an extraordinary loss consisting of prepayment penalties.

Maturities of long-term debt obligations are as follows (in thousands):

                      Year Ending July 31,                 Maturities
---------------------------------------------------------- -----------
  2000....................................................     $2,971
  2001....................................................    163,899
  2002....................................................      1,203
  2003....................................................        847
  2004....................................................        149
  Thereafter..............................................    114,071
                                                           -----------
             Total.........................................  $283,140
                                                           ===========

NOTE 8--INTEREST RATE INSTRUMENTS

During 1999 and 1998 the Company was party to an interest rate swap covering debt with a total amount of $19,214,000 (approximately Y2.200.000.000) outstanding. This swap, currently outstanding and expiring in March 2001, changes the floating interest rate exposure on Y 2.200.000.000 of bank loans to a fixed interest rate exposure of 1.49%.

NOTE 9--DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments approximates the related carrying value. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents and Notes Receivable - The carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt - The fair value of the Company's fixed rate long- term debt was estimated based upon the discounted amount of future cash flows using rates offered to the Company for debt of a similar nature using remaining average maturities and taking into account the global markets in which funds are available to the Company. The carrying value of the Company's variable rate debt approximates fair value due to the variable nature of interest rates.

Risk Management Instruments - Foreign exchange and interest rate risk management instruments are recorded at their estimated value based on quoted market prices of comparable contracts.

Deposits - The fair value is not determinable since there is no market for these deposits and the date of recovery of the amount on deposit depends on future events.

NOTE 10--SHAREHOLDERS' EQUITY

COMMON STOCK--The Company's articles of incorporation authorized issuance of two classes of common stock: Class A and Class B. Class A (5,000,000 authorized; none outstanding) and Class B (10,000,000 shares authorized;1,000 outstanding) Common Stock have no par value and have the same rights and privileges except that Class A common has ten votes per share on all matters while Class B common has one vote per share on all matters and Class B common has priority voting rights, as a separate class, to elect twenty-five percent of the total membership of the Board of Directors.

In accordance with the Company's Articles of Incorporation, each share of Class A common automatically converted into one share of Class B common stock upon the exchange by the shareholders of the Company's common shares for shares of the Parent as part of the Reorganization (see Note 2).

PREFERRED STOCK--Preferred stock (1,000,000 shares authorized; none outstanding) may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to or imposed upon unissued series of preferred stock and to fix the number of shares of any such series.

NOTE 11--LEASES

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

Minimum future obligations on noncancellable operating leases are as follows (in thousands):

                      Year Ending July 31,
---------------------------------------------------------- -----------
  2000....................................................    $39,040
  2001....................................................     34,231
  2002....................................................     32,671
  2003....................................................     31,714
  2004....................................................     25,228
  Thereafter..............................................    146,366
                                                           -----------
    Total Minimum Future Rental Payments..................   $309,250
                                                           ===========

Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for the years ended July 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                  FOR THE YEARS ENDED JULY 31,
                                               -----------------------------------
                                                  1999        1998        1997
                                               ----------- ----------- -----------
Minimum rentals...............................    $68,507     $63,772     $64,808
Contingent rentals............................      5,392       5,136       5,141
                                               ----------- ----------- -----------
                                                  $73,899     $68,908     $69,949
                                               =========== =========== ===========

NOTE 12--INCOME TAXES

The provision for income taxes is allocated between income from operations, cumulative effect of change in accounting principle, extraordinary loss on extinguishment of debt and cumulative translation adjustments to shareholders' equity. The provision for income taxes on income from operations consists of (in thousands):

                                                  FOR THE YEARS ENDED JULY 31,
                                               -----------------------------------
                                                  1999        1998        1997
                                               ----------- ----------- -----------
Current:
  U.S. Federal................................     $1,216     $10,055        $843
  State and Local.............................      1,462       1,215         424
  Foreign.....................................      1,356         251       2,916
                                               ----------- ----------- -----------
                                                    4,034      11,521       4,183
                                               ----------- ----------- -----------
Deferred:
  U.S. Federal................................       (761)        124       1,106
  State and Local.............................       (416)       (226)        237
  Foreign.....................................        917      (3,323)       (983)
                                               ----------- ----------- -----------
                                                     (260)     (3,425)        360
                                               ----------- ----------- -----------
Provision for income taxes....................     $3,774      $8,096      $4,543
                                               =========== =========== ===========

The effective tax rates (i.e. provision for income taxes as a percent of income before income taxes) differs from the statutory federal income tax rate as follows (in thousands, except percentages):

                                                         FOR THE YEARS ENDED JULY 31,
                                             -----------------------------------------------------
                                                   1999              1998              1997
                                             ----------------- ----------------- -----------------
                                              Amount  Percent   Amount  Percent   Amount  Percent
                                             -------- -------- -------- -------- -------- --------
Federal income tax, at statutory rate....... ($1,595)   -35.0%  $6,335     35.0%  $3,339     35.0%
Trust taxes in excess of C corporation rate.       --       --     246      1.4%     229      2.4%
State and local income taxes, net of
  federal income tax benefit................    (169)    -3.7%   1,023      5.7%     362      3.8%
Change in valuation allowance................  3,507     76.9%       --       --       --       --
Foreign taxes...............................   2,223     48.8%   3,073     17.0%   1,933     20.3%
Foreign tax credit recognized...............    (903)   -19.8%  (3,073)   -17.0%  (1,933)   -20.3%
Other, principally permanent
  differences...............................     711     15.6%     492      2.7%     613      6.4%
                                             ----------------- ----------------- ------------------
Provision for income taxes..................  $3,774     82.8%  $8,096     44.8%  $4,543     47.6%
                                             ======== ======== ======== ======== ======== ========

The effective tax rate prior to the Reorganization in April 1998 was influenced by higher statutory tax rates applicable to trust income than to C corporation income and deductibility of distributions of trust income within certain time frames of when earned.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

                                                                    July 31,
                                                              -------------------
                                                                1999      1998
                                                              --------- ---------
Deferred tax assets:
  Foreign translation.........................................  $4,596      $222
  Foreign tax credits........................................   $2,294    $1,800
  Cumulative translation adjustment to shareholders' equity..   13,740    15,353
  Tax, but not book, gain on transactions between MTS
    and Trusts...............................................    3,292     3,690
  California state franchise tax.............................      279       689
  Vacation Accrual...........................................      751       777
  Capitalized inventory costs................................      513       485
  Differences between tax and accounting in
    inclusion of income from foreign operations..............      958     1,647
  Other nondeductible expenses and accelerated
    income items.............................................      356       562
                                                              --------- ---------
    Total deferred tax assets................................   26,779    25,225
                                                              --------- ---------
Deferred tax liabilities:
  Depreciation and amortization..............................    4,426     4,108
  Other accelerated deductions and deferred
    income items.............................................      811     1,857
                                                              --------- ---------
    Total deferred tax liabilities...........................    5,237     5,965
                                                              --------- ---------
      Net deferred tax assets before valuation allowance.....  $21,542   $19,260

Valuation allowance..........................................    3,507        --
Net deffered tax asset........................................  18,035    19,260
                                                              ========= =========

Deferred tax assets and liabilities are reflected in the Company's consolidated balance sheets as follows (in thousands):

During the year ended July 31, 1999, the Company established a valuation allowance in the amount of $3,507,000, against deferred tax assets resulting from operating losses incurred by its subsidiaries in Hong Kong, Argentina, Taiwan, Singapore and Canada.

NOTE 13--EMPLOYEE BENEFITS

PROFIT SHARING- Substantially all full-time domestic employees with twenty-four months of service who have attained age twenty-one participate in the Company's profit sharing retirement programs. The plans provide for discretionary contributions as determined annually by the Board of Directors of up to 15% of all eligible compensation. Costs under the plans are funded on an annual basis. The trustee of the plan is also an officer of the Company.

The Company also maintains a plan for employees of their Japanese subsidiary. The plan covers substantially all employees of the Japanese operations. The plan provides for a lump sum payment upon termination without cause based on term of service and compensation level. A liability for plan payments is accrued equal to the amount that would result from termination of all employees based on service to date and current compensation levels. As permitted by Japanese law, the plan is not funded Pension expense under the pension plans amounted to $2,329,000, $2,383,000 and $1,719,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

SALARY DEFERRAL- In October 1998, the Company established a salary deferral plan (401(K) Plan). All employees with three months of service who have attained age eighteen may join the 401 (K) Plan on January 1st and July 1st each year. All eligible employees may contribute up to 15% or $10,000 of their annual compensation on a pre-tax basis.

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION:

The Company operates predominantly in the recorded music retail industry.

Financial information relating to the Company's principal foreign operations is as follows (in thousands):

                                          FOR THE YEARS ENDED JULY 31,
                                       -----------------------------------
                                          1999        1998        1997
                                       ----------- ----------- -----------
Net Revenue:
  United States:
    Unaffiliated customer sales.......   $591,946    $587,565    $553,292
    Interarea transfers...............     24,136      37,901      44,092
                                       ----------- ----------- -----------
                                          616,082     625,466     597,384
                                       ----------- ----------- -----------
  Japan:
    Unaffiliated customer sales.......    313,204     288,876     304,630
    Interarea transfers...............       --             0           0
                                       ----------- ----------- -----------
                                          313,204     288,876     304,630
                                       ----------- ----------- -----------
  Great Britain and Ireland:
    Unaffiliated customer sales.......     62,273      64,419      59,774
    Interarea transfers...............      3,308       1,215       1,858
                                       ----------- ----------- -----------
                                           65,581      65,634      61,632
                                       ----------- ----------- -----------
  Other:
    Unaffiliated customer sales.......     31,512      28,170      28,164
    Interarea transfers...............       --             0           0
                                       ----------- ----------- -----------
                                           31,512      28,170      28,164
                                       ----------- ----------- -----------
     TOTAL                             $1,026,379  $1,008,146    $991,810
                                       =========== =========== ===========

Operating income (loss):
  United States.......................    $21,657     $23,310     $12,831
  Japan...............................     11,988      10,135      14,825
  Great Britain and Ireland...........        676         951       1,081
  Other...............................     (2,501)     (2,001)       (191)
                                       ----------- ----------- -----------
                                          $31,820     $32,395     $28,546
                                       =========== =========== ===========

                                       -----------------------
                                          1999        1998
                                       ----------- -----------
Identifiable assets:
  United States.......................   $403,339    $395,785
  Japan...............................    128,910      96,996
  Great Britain and Ireland...........     30,488      29,977
  Other............................... $26,927.00      22,633
                                       ----------- -----------
                                         $589,664    $545,391
                                       =========== ===========

United States net revenue includes export sales to non-affiliated customers of $2,107,000, $2,583,000 and $3,856,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

NOTE 15--SELECTED UNAUDITED QUARTERLY INFORMATION (in thousands, except per share)

                        October 31,   January 31,     April 30,    July 31,       Fiscal
                               1998           1999          1999         1999          1999
                       ------------- -------------- ------------- ------------ -------------
Sales..............        $233,598       $302,788      $242,467     $247,526    $1,026,379
Gross profits......          79,111         93,019        76,029       83,310       331,469
Net (loss).........          (2,416)         2,406        (2,613)      (6,183)       (8,806)
Loss per share.....      ($2,416.00)     $2,406.00    ($2,613.00)  ($6,183.00)   ($8,806.00)

                        October 31,   January 31,     April 30,     July 31,      Fiscal
                               1997           1998          1998         1998          1998
                       ------------- -------------- ------------- ------------ -------------
Sales..............        $239,329       $293,442      $238,633     $236,742    $1,008,146
Gross profits......          80,566         90,502        75,422       77,455       323,945
Net income (loss)..           4,563          3,163          (285)       2,425         9,866
Income (loss)
  per share........       $4,563.00      $3,163.00      ($285.00)   $2,425.00     $9,866.00

NOTE 16--FORWARD EXCHANGE CONTRACTS

At July 31, 1999, the Company had outstanding forward exchange contracts maturing on dates through April 2000, to buy approximately $9,000,000 in foreign currency (1,069 billion yen at the contract rate). The fair value of the contracts as of July 31, 1999 is 1,031 billion yen. These contracts are for the purpose of hedging liabilities denominated in U.S. dollars. Market value gains and losses on these contracts are recognized in the statement of income and offset foreign exchange gains and losses recognized on the liabilities denominated in U.S. dollars.

NOTE 17--RELATED PARTIES

The Company has accrued royalty fees payable to the Trusts for royalties charged to them for the use of the Trusts' trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points of 7.04% at July 31, 1999. During the year, the Company reduced its outstanding liability to the Trusts by transferring assets with a net book value of $ 3,330,000 to Tower Direct LLC, a newly formed limited liability company owned by Russell Solomon, Michael Solomon and David Solomon. The outstanding payable to the trust is approximately $8,400,000 and is included in accounts payable.

In addition the Company had a note receivable at July 31, 1998 from the Trusts for the purchase of the Japanese corporate headquarters office. The note was for approximately 620 million yen ($4,283,247 at July 31, 1998) and was included in other current receivables. The note was paid in full during the year ended July 31, 1999.

Additional related-party transactions include royalty expense to the Trusts of $0, $5,255,000, and $7,067,000 for the years ended July 31, 1999, 1998 and 1997, respectively, and lease expense to an affiliate of $609,000, $588,000 and $0 for the years ended July 31, 1999, 1998 and 1997, respectively.

As of July 31, 1999, the Chairman of the Company's Board of Directors owed the Company $153,000 under a loan from and a merchandise account, with the Company, which is interest- free.

As of July 31, 1999, the Chief Executive Officer of the Company, owed the Company $24,000 under a merchandise account with the Company which is interest- free.

As of July 31, 1999, the Chief Operating Officer of the Company, owed the Company $124,000 under a loan from the Company with $56,000 bearing interest at 9.5% per annum and the remaining balance of $68,000 is an interest-free merchandise account with the Company.

As of July 31, 1999, the Chief Marketing Officer of the Company, owed the Company $151,000 under a home loan from the Company bearing interest at 9.5%. He also owed the Company $17,000 under an interest-free merchandise account with the Company.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names and ages of the executive officers (within the meaning of Item 401 of Regulation S-K) of the company, indicating all positions and offices with the company held by each such person and each such person's principal occupation or employment during the past five years. Executive officers serve at the discretion of the Board of Directors. No person other than those listed below has been chosen to be an executive officer of the company.

The following table sets forth the name, age and position of individuals who are serving as directors of the Company and executive officers of the Company. Officers are elected by the Board of Directors and serve at the discretion of the Board.

The Company's operations are directed by an Executive Committee comprised of the following listed officers except for Robert Lorber, who serves as an outside director.

                                                                        YEARS
                                                                         WITH
         NAME          AGE                   POSITION                   TOWER
---------------------- ---- ------------------------------------------- ------
Russell M. Solomon....  74  Chairman and Board Member                      39

Michael T. Solomon....  51  President and Chief Executive Officer          12

DeVaughn D. Searson...  55  Chief Financial Officer, Executive Vice        10
                            President, Secretary, Treasurer and Director

Stanley L. Goman......  51  Chief Operating Officer and Executive          32
                            Vice President
Christopher S. Hopson.  47  Chief Advertising Officer and                  29
                            Executive Vice President

Keith Cahoon..........  43  Senior Vice President--Far East Operations     15

Andy D. Lown..........  34  Senior Vice President--European Operations     14

Robert Lorber           52  Director

RUSSELL M. SOLOMON serves as Chairman and a Director of the Company, and is a member of the Company's Executive Committee. Mr. Solomon has served as President of the National Association of Recording Merchandisers ("NARM") and as a Board member of the Video Software Dealers Association. Mr. Solomon is also a member of the Board of Directors of The Good Guys!. Mr. Solomon is the father of Michael T. Solomon.

MICHAEL T. SOLOMON serves as President and Chief Executive Officer and Director of the Company and is a Director and a member of the Company's Executive Committee. Mr. Solomon was appointed President and CEO of the Company in September, 1998 prior to this appointment, Mr. Solomon was the Company's General Council since 1987. Mr. Solomon has served on several NARM subcommittees and is a member of the California Bar Association. Mr. Solomon is the son of Russell M. Solomon.

DEVAUGHN D. SEARSON has served as the Company's Chief Financial Officer since 1988 and was appointed Executive Vice President in 1998. Mr. Searson is a member of the Company's Executive Committee. Mr. Searson has also served as a Director of the Company since May 1998. Prior to joining the Company, Mr. Searson was President and Managing Partner of Searson & Company, CPAs, the Company's outside accounting firm at the time, and served as the Company's outside accountant for 11 years. Mr. Searson is a certified public accountant.

STANLEY L. GOMAN has been an employee of the Company since 1967 and currently serves as Chief Operating Officer and Executive Vice President. Mr. Goman is a member of the Company's Executive Committee. Mr. Goman presently serves as Chairman of NARM, and has also served as Chairman of the NARM Retail Advisory Committee.

CHRISTOPHER S. HOPSON has been an employee of the Company since 1970 and has served as Chief Marketing Officer since 1989. Mr. Hopson is also a member of the Company's Executive Committee. Mr. Hopson plans to retire from the Company early in the year 2000.

KEITH CAHOON has served as Managing Director of the Company's Far East Operations since 1984. Mr. Cahoon is a member of the Company's Executive Committee.

ANDY D. LOWN has been an employee of the Company since 1986 and currently serves as Managing Director of the Company's European operations. Mr. Lown is a member of the Company's Executive Committee. Mr. Lown also serves on the Executive Committee, Operations Committee and Supervisory Committee of the British Association of Record Dealers and on the Board of the British Photographic Association.

ROBERT LORBER became a director of the Company in 1998. Since 1976, Mr. Lorber has been President of Lorber-Kamai Consulting Group which advises Fortune 500 clients on productivity improvement. He is also a professor at the Graduate School of Management at UC Davis.

The Company's employees who serve as directors receive separate compensation for their services as directors of $3,000 per each Board of Directors meeting attended. Each director has been elected to serve until his successor has been elected and qualified at the next annual meeting of the shareholders of the Company.

DIRECTORS' COMPENSATION

Mr. Lorber, the Company's only non-employee director received $98,000 plus expenses for his service as a director and consultant to MTS, Incorporated in calendar 1998 which includes a monthly fee of $3,000 for each Board of Directors meeting attended. Beginning in 1999, Mr. Lorber's monthly consulting fee was increased from $7,500 per month to $8,500 per month.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company for the calendar year ended December 31, 1997 and 1998 of the Chairman, the Chief Executive Officer and the next three highest-earning executive officers of the company for the year ended December 31, 1998, based on the combined salary plus bonuses.

                                       Annual Compensation
                             ---------------------------------------
                                                          Other      All
                                                          Annual     Other
     Name and Principal                                   Compensa-  Compensa-
          Position             Year    Salary     Bonus   tion       tion
---------------------------- -------- --------- --------- ---------- ---------
Russell M. Solomon .........    1996  $622,580  $300,000               $6,259
Chairman                       1997    630,180   300,000                6,259
                               1998    943,260   300,000               13,521

Michael T. Solomon .........    1996  $357,922   $85,000               $6,259
President and CEO              1997    446,300    85,000                6,259
                               1998    420,024    85,000               13,521

DeVaughn D. Searson ........    1996  $178,300  $112,500               $6,259
EVP and Chief Financial        1997    287,449    86,000                7,948
 Officer                       1998    224,445   191,732               13,521

Stanley L. Goman ...........    1996  $185,650   $80,000               $6,259
EVP and Chief Operating        1997    197,200    91,000                6,259
 Officer                       1998    224,445    85,950                7,521

Keith Cahoon ...............    1996  $124,416             $128,000    $4,935
SVP and Managing Director      1997    173,467              184,714     6,259
 Far East Operations           1998    192,897              113,732     7,521

(a) Represents Company contributions to the Company's retirement plan on behalf of MTS Named Executive Officers.
(b) Calculated at an exchange rate of 120 Japanese yen per U.S. dollar.
(c) Calculated at an exchange rate of 107 Japanese yen per U.S. dollar.

Employment Agreements

The Company does not currently have employment agreements with any of its employees.

Additional Agreements, Arrangements and Understandings

The Company's Articles of Incorporation contain provisions that eliminate the personal liability of its directors for monetary damages to the fullest extent permitted by law and authorize the Company to indemnify its directors and officers to the fullest extent permitted by law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the California Corporations Code, including advancement of expenses to the indemnities, the indemnities's right to select counsel and continuation of indemnification after indemnities's separation from the Company. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities arising from willful misconduct of a culpable nature and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of the Company's Common Stock as of the date of this 10-K by (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) MTS Named Executive Officers, and (iv) all directors and MTS Named Executive Officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Company's Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws.

                                                     Amount and
                                                     Nature of
                                                    Beneficial    Percentage
Name and Address of Beneficial Owner                Ownership      Ownership
--------------------------------------------------- ------------ -------------
Russell M. Solomon.................................         620         62.00%
Michael T. Solomon.................................         372         37.20%
DeVaughn D. Searson................................
Stanley L. Goman...................................
Christopher Hopson.................................
Keith Cahoon.......................................
Robert Lorber......................................
All directors and officers as a group (7 persons)..         992         99.20%

(a) The address of each named individual is the address of the principal executive office of the Company as set forth herein.

(b) The numbers presented indicate the number of shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. As of the date hereof, the company had no such warrants outstanding.

(c) Such share amounts solely reflect indirect ownership of the Class B Common Stock of the Company, the only outstanding class of capital stock of the Company. There are 1,000 shares of Class B Common Stock of the Company outstanding, all of which are owned by Parent, and Russell Solomon beneficially owns 620 shares, or 62% and Michael Solomon beneficially owns 372 shares, or 37.2%, of the outstanding Common Stock of Parent

(d) Russell Solomon has sole voting and investment power with respect to such shares as Trustee of the Russell Solomon Trust.

(e) Michael Solomon has sole voting and investment power with respect to 364 of such shares as Trustee of the Michael Solomon 1994 Trust (the "Michael Solomon Trust"), the David Solomon 1994 Trust (the "David Solomon Trust"), the Andrew C. Solomon Trust, and the Aaron O. Solomon Trust, which own 180,180, 2 and 2 of such shares, respectively. Michael Solomon is also the beneficiary of the Michael Solomon Trust.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Life Insurance

The Company maintains split-dollar insurance policies on the lives of Russell M. Solomon and Doris E. Solomon for the benefit of certain family trusts. The aggregate annual premiums on such policies paid by the Company are approximately $3.6 million. The Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company or the cash surrender value attributable thereto, whichever is greater.

In addition, the Company maintains key-man life insurance policies on the lives of certain executive officers of the Company. Aggregate annual premiums on such policies are approximately $.3 million. The Company is the beneficiary of the key-man policies.

Certain Indebtedness of Management and Affiliates

As of July 31, 1999, Russell Solomon, the Chairman and a director of the Company, owed the Company the amounts of $139,000.00 and $13,977.00 under a loan from and a merchandise account, respectively, with the Company, both of which are interest-free.

As of July 31, 1999, Michael Solomon, President and Chief Executive Officer and a director of the Company, owed the Company the amount of $23,742.00 under a merchandise account with the Company which is interest- free.

As of July 31, 1999, Stanley Goman, the Chief Operating Officer of the Company, owed the Company the amounts of $56,230.00 and $67,330.00 under a loan from the Company bearing interest at 9.5% per annum and an interest-free merchandise account, respectively, with the Company.

As of July 31, 1999, Christopher Hopson, the Chief Marketing Officer of the Company, owed the Company the amounts of $150,605.00 and $17,269.00 under a home loan from the Company bearing interest at 9.5% per annum and an interest-free merchandise account, respectively, with the Company.

The Company has accrued royalty fees payable to the Trusts for royalties charged to them for the use of the Trust's trademarks and logos. During the year, the Company reduced its outstanding liability to the Trusts by transferring assets with a net book value of $3,330,000 to Tower Direct LLC, a newly formed limited liability company owned by Russell Solomon, Michael Solomon and David Solomon. The outstanding payable to the trust is approximately $8,400,000 and is included in accounts payable.

In addition the Company had a note receivable at July 31, 1998 from the Trusts for the purchase of the Japanese corporate headquarters office. The note was for approximately 620 million yen ($4,283,247 at July 31, 1998) and was included in other current receivables. The note was paid in full during the year ended July 31, 1999.

Additional related-party transactions include royalty expense to the Trusts for the purchase of $0, $5,255,000, and $7,067,000 for the years ended July 31, 1999, 1998, and 1997, respectively, and lease expense to an affiliate of $609,000, and $588,000 and $0 for the years ended July 31,1999,1998 and 1997, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS

(1) FINANCIAL STATEMENTS:

Report of Management

Independent Auditors' Report

Consolidated Balance Sheets as of July 31, 1999 and 1998

Consolidated Statements of Operations for the years ended July 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended July 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended July 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II -- Valuation and Qualifying Accounts for the years ended July 31, 1999, 1998 1997

All other financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

(b) REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed during the fourth quarter ended July 31, 1999.

(c) EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Signature                       Title                       Date
-------------------------  --------------------------------  ------------------
/s/ RUSSELL M. SOLOMON     CHAIRMAN AND DIRECTOR              OCTOBER 29, 1999
-----------------------
    RUSSELL M. SOLOMON

/s/ MICHAEL T. SOLOMON     PRESIDENT, CHIEF EXECUTIVE         OCTOBER 29, 1999
-----------------------    OFFICER AND DIRECTOR
    MICHAEL T. SOLOMON

/s/ DEVAUGHN D. SEARSON    EXECUTIVE VICE PRESIDENT,          OCTOBER 29, 1999
-----------------------    CHIEF FINANCIAL OFFICER AND
    DEVAUGHN D. SEARSON    DIRECTOR

                                                                                           MTS, INCORPORATED
                                                                                           (Registrant)

                                                                                           By: /s/ DEVAUGHN D. SEARSON
                                                                                           DEVAUGHN D. SEARSON
                                                                                           EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                                           OFFICER AND DIRECTOR

INDEX OF EXHIBITS

Exhibit

Exhibit
Number                            Description
------- ----------------------------------------------------------------
   3.1  Restated Articles of Incorporation of MTS, Incorporated filed with the
+++     California Secretary of State on September 22, 1994

   3.2  By-Laws of MTS, Incorporated
+++
   4.1  Purchase Agreement dated as of April 23, 1998 between the Registrant,
+       Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith
        Incorporated

   4.2  Indenture dated as of April 23, 1998 (the "Indenture") by and between the
+       Registrant and State Street Bank and Trust Company of Califonia, N.A.,
        as Trustee

   4.3  Exchange and Registration Rights Agreement dated as of April 20, 1998 by
+       and among the Registrant and Chase Securities Inc. and Merrill Lynch,
        Pierce, Fenner & Smith Incorporated as the initial purchases

   4.4  $104,720,000 Existing 14A Global 144A Global 9 3/8% Senior Subordinated
+       Note due 2005

   4.5  $5,280,000 Existing Regulation S Global 9 3/8% Senior Subodinated Note
+       due 205

   4.6  Form of New 9 3/8% Senior Subordinated Note due 2005
+++
   5.1  Opinion of Wilson, Sonsini, Goodrich & Rosati regarding legality of
+++     securities being registered

  10.1  Credit Agreement dated as of April 23, 1998 by and among the Registrant,
+       Tower Records Kabushiki Kaisha, the Lenders party thereto, and The Chase manhattan Bank as Administrative Agent

  10.2  Japanese Security Agreement dated as of April 23, 1998
+++
  10.3  MTS, Incorporated Security Agreement dated as of April 23, 1998
+++
  12.1  Statement re Computation of Ratios

 21.10  List of Subsidiaries
+
 23.10  Consent of PricewaterhouseCoopers LLP
+++
 23.20  Consent of Wilson, Sonsini, Goodrich & Rosati, P.C. (included in Exhibit
+++     5.1)

 25.10  Statement of Eligibility on Form T-1 for State Street Bank and Trust
+++     Company of California, N.A., as Trustee under the Indenture

 27.10  Financial Data Schedule

 99.10  Form of Letter of Transmittal
+++
 99.20  Form of Notice of Guaranteed Delivery
+++
 99.30  Consent of Music Business International
+++

+       Previously filed with the S4 Registration Statement

++      Previously filed with Amendment No. 1 to the S-4 Registration Statement on July 1, 1998
+++     Previously filed with Amendment No. 2 to the S-4 Registration Statement on July 23, 1998