Form 10-Q
period 1999-10-31
MTS INC
filed 1999-12-13
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 333-54035

MTS, INCORPORATED
(Exact name of Registrant as specified in its Charter)

California	94-1500342
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2500 Del Monte Street
West Sacramento, California   95691
(Address of Principal Executive Offices including Zip Code)

916-373-2500
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]   NO [   ]

MTS, INCORPORATED
FORM 10-Q
TABLE OF CONTENTS

Part I. Financial Information

Part I. Financial Information

  Consolidated Balance Sheets as of October 31, 1999, 1998 and July 31, 1999

  Consolidated Statements of Income for the three months ended October 31, 1999 and 1998

  Consolidated Statements of Cash Flows for the three months ended October 31, 1999 and 1998

  Consolidated Statements of Comprehensive Income for the three months ended October 31, 1999 and 1998

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Signature

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1999, 1998 AND JULY 31, 1999
(DOLLARS IN THOUSANDS)

                                            OCTOBER 31, OCTOBER 31,    JULY 31,
                                               1999        1998         1999
                                            ----------- ----------- -----------
                                                  (unaudited)
                   ASSETS
Current Assets:
  Cash and cash equivalents................    $24,439     $31,002     $24,705
  Receivables, net.........................     27,910      28,685      26,378
  Merchandise inventories..................    308,145     291,486     271,713
  Prepaid expenses.........................      8,965       6,755      11,212
  Deferred tax assets......................     13,092       8,221       8,241
                                            ----------- ----------- -----------
       Total current assets................    382,551     366,149     342,249
Fixed assets, net..........................    207,098     200,977     196,864
Deferred tax assets........................      9,536      15,950       9,794
Other assets...............................     38,986      36,041      37,250
                                            ----------- ----------- -----------
       Total assets........................   $638,171    $619,117    $586,157
                                            =========== =========== ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.....     $2,827      $2,654      $2,971
  Accounts payable.........................    171,290     159,783     150,332
  Accrued liabilities......................     40,034      36,625      32,942
  Income taxes payable.....................      1,987       3,208         786
  Deferred revenue, current portion........      2,371       3,037       3,098
                                            ----------- ----------- -----------
       Total current liabilities...........    218,509     205,307     190,129
Long-term Liabilities:
  Long-term debt, less current maturities..    302,361     288,784     280,169
  Deferred revenue, less current portion...        154         167         157
                                            ----------- ----------- -----------
       Total liabilities...................    521,024     494,258     470,455
                                            ----------- ----------- -----------

Commitments and contingencies
Shareholders' Equity:
  Common stock:
  Class B, no par value; 10,000,000
   shares authorized; 1,000 shares issued
   and outstanding at October 31, 1999,
   October 31, 1998, and July 31, 1999.....          6           6           6

  Retained earnings........................    134,849     142,668     136,278
   Accumulated other comprehensive income...   (17,708)    (17,815)    (20,582)
                                            ----------- ----------- -----------
       Total shareholders' equity..........    117,147     124,859     115,702
                                            ----------- ----------- -----------
       Total liabilities and
         shareholders' equity..............   $638,171    $619,117    $586,157
                                            =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                       October 31,
                                  -----------------------
                                     1999        1998
                                  ----------- -----------
Net revenue......................   $251,470    $233,598
Cost of sales....................    166,638     154,487
                                  ----------- -----------
  Gross profit...................     84,832      79,111

Selling, general and
  administrative expenses........     67,168      61,640
Depreciation and amortization....      6,395       5,690
                                  ----------- -----------
  Income from operations.........     11,269      11,781
Other income and (expenses):
  Interest expense...............     (4,878)     (4,587)
  Foreign currency translation
    loss.........................     (7,557)    (11,895)
  Other income and (expenses)....       (277)        325
                                  ----------- -----------

    Loss before taxes............     (1,443)     (4,376)
Benefit for income taxes.........        (14)     (1,960)
                                  ----------- -----------

    Net loss....................     ($1,429)    ($2,416)
                                  =========== ===========
Basic and diluted earnings
 per share:
    On net loss.................. ($1,429.18) ($2,415.80)
                                  =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                  OCTOBER 31,
                                                            ---------------------
                                                               1999       1998
                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................   ($1,429)   ($2,416)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization..........................     7,404      6,947
    Provision  for losses on accounts receivable...........        70        146
    Loss on disposal of depreciable assets.................       692        617
    Exchange loss..........................................     7,795     10,973
    Other non-cash (income) expense........................       (62)        50
    Provision for deferred taxes...........................    (4,097)    (5,067)

    Increase (decrease) in cash resulting from changes in:
       Accounts receivable.................................    (1,532)    (5,590)
       Inventories.........................................   (36,432)   (30,483)
       Prepaid expenses....................................     2,247       (136)
       Accounts payable....................................    20,958      2,340
       Accrued liabilities and taxes payable...............     8,293      7,989
       Deferred revenue....................................      (730)      (217)
                                                            ---------- ----------
          Net cash provided by/ (used in) operating
             activities....................................     3,177    (14,847)
                                                            ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets.............................   (13,649)   (16,994)
   Acquisition of investments..............................       (71)      (844)
   Increase in deposits....................................       (36)       (57)
   Refunds of deposits.....................................        --         10
   Increase in intangibles.................................       (11)      (747)
                                                            ---------- ----------
          Net cash used in investing activities............   (13,767)   (18,632)
                                                            ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees............      (334)        --
   Proceeds from employee loan repayments..................         7         78
   Principal payments under long-term financing
     agreements............................................    (1,121)      (613)
   Proceeds from issuance of long-term financing
     agreements............................................    11,551     40,413
                                                            ---------- ----------
          Net cash provided by financing activities........    10,103     39,878
                                                            ---------- ----------
Effect of exchange rate changes on cash....................       221      9,994
                                                            ---------- ----------
          Net increase (decrease) in cash and cash
            equivalents....................................      (266)    16,393
Cash and cash equivalents, beginning of period.............    24,705     14,609
                                                            ---------- ----------
Cash and cash equivalents, end of period...................   $24,439    $31,002
                                                            ========== ==========

Cash paid for interest.....................................    $2,627     $1,597
                                                            ========== ==========

Cash paid for income taxes.................................    $3,518     $1,319
                                                            ========== ==========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)

                                                1999        1998
                                            ----------- -----------
                                                  (unaudited)

Net income (loss)..........................    ($1,429)    ($2,416)
Other comprehensive income, net of tax:
   Foreign currency translation............      2,874       6,477
                                            ----------- -----------
Comprehensive income........................     $1,445      $4,061
                                            =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 31, 1999 and the results of its operations and cash flows for the three months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

NOTE 2- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $7.6 million and $11.9 million for the three months ended October 31, 1999 and 1998, respectively. These amounts primarily represent unrealized losses on the Company's yen-denominated debt and the strengthening of the yen versus the U.S. dollar.

NOTE 3- INCOME TAXES

The effective income tax rates for the three months ended October 31, 1999 and 1998 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve known and unknown risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, significant leverage and debt service obligations, restrictive debt covenants, changing economic conditions, including decreased consumer spending and Internet activity, risks relating to international operations, increased or unanticipated costs or effects associated with year 2000 compliance by the Company or its service or supply providers, effects of competition, higher interest rates, and other factors which may be outside of the Company's control. Actual results or outcomes may differ materially from those expressed or implied by such forward- looking statement as a result of certain risk factors described herein and in other documents filed with the Securities and Exchange Commission. Readers are cautioned that all forward-looking statements involve risks and uncertainty. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the United States Securities and Exchange Commission and the Company assumes no obligation to update any such forward-looking statements.

Results of Operations

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

Net Revenue

Net revenues were $251.5 million for the three months ended October 31, 1999, an increase of $17.9 million (or an increase of $2.6 million excluding the favorable effects of the U.S. dollar-Japanese yen exchange rate movements), from $233.6 million for the three months ended October 31, 1998. Management attributed the modest sales growth to, among other things, a .8% increase in same store sales growth along with the addition of new store openings.

During the first quarter, the Company opened two stores and closed two, bringing its total number of stores to 179. The Company's same store sales increased .8% for the three-months ended October 31, 1999 as compared to the three months ended October 31, 1998.

Gross Profit

Gross profit was $84.8 million for the three months ended October 31, 1999, an increase of $5.7 million or 7.2%, from $79.1 million for the three months ended October 31, 1998. Gross profit as a percentage of net revenues decreased slightly to 33.7% of net revenues for the three months ended October 31, 1999 as compared to 33.9 % of net revenues for the three months ended October 31, 1998. The Company believes that the factor contributing to the slight decrease in gross margin was a result of a reduction in certain domestic pricing policies which were offset by stronger gross margins in Japan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $67.2 million for the three months ended October 31, 1999, an increase of $5.6 million or 9.0%, from $61.6 million for the three months ended October 31, 1998. Selling, general and administrative expenses as a percentage of net revenues, increased to 26.7% of net revenues for the three months ended October 31, 1999 as compared to 26.4% of net revenues for the three months ended October 31, 1998. Management believes the increase as a percentage of revenues was primarily attributed to a rise in salaries and wages and occupancy expense.

Income from Operations

Income from operations was $11.3 million for the three months ended October 31, 1999, a decrease of $.5 million from $11.8 million for the three months ended October 31, 1998. As a percentage of net revenues, income from operations declined to 4.5% of net revenues for the three months ended October 31, 1999 as compared to 5.0% for the three months ended October 31, 1998 with .1% attributed to an increase in depreciation and amortization expense for the three months ended October 31, 1999 versus the three months ended October 31, 1998.

Interest Expense

Interest expense was $4.9 million for the three months ended October 31, 1999, an increase of $.3 million from $4.6 million for the three months ended October 31, 1998. As a percentage of net revenues, interest expense decreased to 1.9 % for the three months ended October 31, 1999 from 2.0% for the three months ended October 31, 1998. Management attributes the increase in interest expense to the higher debt outstandings under the Senior Credit Facility used to finance growth and infrastructure.

Foreign Currency Translation Loss

Net foreign currency translation loss totaled $7.6 million for the three months ended October 31, 1999 and primarily represented an unrealized loss due to the translation of yen-denominated debt at the U.S. dollar spot rate at quarter end compared to a $11.9 million loss for the three month period ended October 31, 1998 which was also an unrealized loss due to the translation of yen-denominated debt at the U.S. dollar spot rate. The Company does not repatriate yen from its Japanese subsidiary back to its parent.

Benefit for Income Taxes

There were no material provisions for income taxes for the three months ended October 31, 1999 compared with a benefit for income taxes of $1.9 million for the three months ended October 31, 1998.

Net Income/Loss

As a result of the factors discussed above, the Company reported a consolidated net loss of $1.4 million for the three months ended October 31, 1999 or (.56%) of net revenues, an improvement of $1.0 million from a loss of $2.4 million for the three months ended October 31, 1998.

Liquidity and Capital Resources

The Company's primary sources of working capital were borrowings under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents were $24.4 million as of October 31, 1999 compared with $31.0 million as of October 31, 1998. Net cash provided from operating activities was $3.2 million for the three months ended October 31, 1999 versus net cash used in operating activities of $14.8 million for the three months ended October 31, 1998 . For the three months ended October 31, 1999 inventory merchandise increased $36.4 million due primarily to yen denominated inventory translated at a lower U.S. dollar spot rate along with an inventory buildup as the Company positions itself for the holiday season. This compares to three months ended October 31, 1998 which recognized a $30.4 million inventory increase for the three months ended October 31, 1998. The improvement in cash provided from operations for the three month period ended October 31, 1999 compared to net cash used for the three month period ended October 31, 1998 was primarily due to an increase in trade payables associated with special buying terms for the holiday season.

The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations and remodels and video rental acquisitions. Capital expenditures totaled $13.6 million and $17.0 million during the three months ended October 31, 1999 and October 31, 1998, respectively.

Total funded debt increased $13.8 million to $305.2 million as of October 31, 1999, from $291.4 million as of October 31, 1998. The increase in total funded debt was largely due to a net translation loss of yen denominated debt to U.S. dollars of $8.5 million. Borrowings under the Company's senior revolving credit facility totaled $161.5 million for October 31, 1999, compared to $169.5 million for October 31, 1998. Unused availability under the revolving senior credit facility as of October 31, 1999 was $69.5 million.

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

Internet Activities

At July 31, 1999, the Company announced that it had transferred certain assets with a net book value of $3.3 million to Tower Direct, LLC, a limited liability company owned by Russell Solomon and certain family trusts. Reflected in these financial statements, the transaction was reversed and has temporarily been postponed pending further review by the Company of its future Internet strategy.

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

To date, approximately 100% of the Company's administrative support IT systems have at least completed the remediation phase. Of this amount, approximately 100% have completed the testing and remediation phase and 95% have been replaced or upgraded. All remaining Year 2000 compliance efforts for administrative IT functions are expected to be completed by late 1999. Additionally, approximately 95% of non-IT systems have completed the remediation, testing, and implementation phases with no material replacements necessary. As of October 31, 1999, the Company has incurred $1.0 million in Year 2000 remediation costs and estimates it will require an additional $ .2 million to complete all Year 2000 compliance issues identified as a result of remediation testing. These costs are expensed as incurred and include, but are not limited to, costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers. Although it is not certain what the worst case Year 2000 scenario would be, management believes that any computer generated work, i.e. inventory tracking, point of sale at cash registers, could be performed manually as had been the case prior to implementation of the in-store processing programs in 1994. In the event that use of a contingency plan is required due to a Year 2000 system failure, the Company intends to revert back to manual "off line" processing of its sales and inventory systems until satisfactory resolution of the problem has occurred. However, the Company does not expect an impairment in its ability to execute critical functions.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number	Description
27.1	Financial Data Schedule

     (b) Reports on Form 8-K.

     None

MTS, INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS, INCORPORATED

(Registrant)

By:	/s/ DeVaughn D. Searson

DeVaughn D. Searson
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

Date: December 13, 1999

EXHIBIT INDEX

Exhibit Number	Description
27.1	Financial Data Schedule