Form 10-Q
period 2000-01-31
MTS INC
filed 2000-03-16
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

MTS, INCORPORATED
FORM 10-Q
TABLE OF CONTENTS

Part I. Financial Information

Part I. Financial Information

  Consolidated Balance Sheets as of January 31, 2000, 1999 and July 31, 1999

  Consolidated Statements of Income for the three months ended January 31, 2000 and the six months ended January 31, 2000 and 1999

  Consolidated Statements of Cash Flows for the six months ended January 31, 2000 and 1999

  Consolidated Statements of Comprehensive Income for the six months ended January 31, 2000 and 1999

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Signature

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2000, 1999 AND JULY 31, 1999
(DOLLARS IN THOUSANDS)

                                                         UNAUDITED
                                            JANUARY 31  JANUARY 31, JULY 31,
                                                2000        1999        1999
                                            ----------- ----------- -----------

                   ASSETS
Current Assets:
  Cash and cash equivalents................    $25,556     $29,794     $24,705
  Receivables, net.........................     28,604      26,012      26,378
  Merchandise inventories..................    287,088     268,060     271,713
  Prepaid expenses.........................     11,106       8,941      11,212
  Deferred tax assets......................      9,163      11,786       8,241
                                            ----------- ----------- -----------
       Total current assets................    361,517     344,593     342,249
Fixed assets, net..........................    212,642     201,179     196,864
Deferred tax assets........................     13,326      12,425       9,794
Other assets...............................     38,270      35,255      37,250
                                            ----------- ----------- -----------
       Total assets........................   $625,755    $593,452    $586,157
                                            =========== =========== ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.....     $3,371      $2,945      $2,971
  Accounts payable.........................    168,412     146,603     150,332
  Accrued liabilities......................     35,849      32,831      32,942
  Income taxes payable.....................      1,859       5,216         786
  Deferred revenue, current portion........      8,066       8,124       3,098
                                            ----------- ----------- -----------
       Total current liabilities...........    217,557     195,719     190,129
Long-term Liabilities:
  Long-term debt, less current maturities..    289,931     270,248     280,169
  Deferred revenue, less current portion...        154         163         157
                                            ----------- ----------- -----------
       Total liabilities...................    507,642     466,130     470,455
                                            ----------- ----------- -----------

Commitments and contingencies
Shareholders' Equity:
  Common stock:
  Class B, no par value; 10,000,000
   shares authorized; 1,000 shares issued
   and outstanding at January 31, 2000,
   January 31, 1999, and July 31, 1999.....          6           6           6

  Retained earnings........................    136,856     145,074     136,278
   Accumulated other comprehensive income...   (18,749)    (17,758)    (20,582)
                                            ----------- ----------- -----------
       Total shareholders' equity..........    118,113     127,322     115,702
                                            ----------- ----------- -----------
       Total liabilities and
         shareholders' equity..............   $625,755    $593,452    $586,157
                                            =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
AND THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999 (DOLLARS IN THOUSANDS) (UNAUDITED)

                                       Three Months Ended        Six Months Ended
                                         January 31,                January 31,
                                  ----------------------- -----------------------
                                        2000        1999        2000        1999
                                  ----------- ----------- ----------- -----------
Net revenue......................   $335,639    $302,788    $587,109    $536,386
Cost of sales....................    236,902     209,769     403,540     364,256
                                  ----------- ----------- ----------- -----------
  Gross profit...................     98,737      93,019     183,569     172,130

Selling, general and
  administrative expenses........     84,841      77,391     152,009     139,031
Depreciation and amortization....      6,345       6,285      12,740      11,975
                                  ----------- ----------- ----------- -----------
  Income from operations.........      7,551       9,343      18,820      21,124
Other income and (expenses):
  Interest expense...............     (4,405)     (3,981)     (9,283)     (8,568)
  Foreign currency translation
    loss).......................      1,695       2,404      (5,862)     (9,491)
  Other income and (expenses)....       (861)     (2,096)     (1,138)     (1,771)
                                  ----------- ----------- ----------- -----------

    Income before taxes..........      3,980       5,670       2,537       1,294
Provision for income taxes.......      1,973       3,264       1,959       1,304
                                  ----------- ----------- ----------- -----------

    Net income (loss)............      2,007       2,406         578         (10)
                                  ----------- ----------- ----------- -----------

Basic and diluted earnings
 per share:
       On net income(loss)........ $2,007.34   $2,406.01     $578.16     ($10.21)
                                  =========== =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                  JANUARY 31,
                                                            ---------------------
                                                                 2000       1999
                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................      $578       ($10)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization..........................    15,099     14,162
    Provision  for losses on accounts receivable...........       217        159
    Loss on disposal of depreciable assets.................     2,674      3,065
    Exchange loss..........................................     4,969     11,154
    Other non-cash (income) expense........................        32       (267)
    Provision for deferred taxes...........................    (3,288)    (4,974)
    (Decrease) increase in cash resulting from changes in:
       Accounts receivable.................................    (2,226)    (2,917)
       Inventories.........................................   (15,375)    (7,057)
       Prepaid expenses....................................       106     (2,322)
       Accounts payable....................................    18,080    (10,840)
       Accrued liabilities and taxes payable...............     3,980      6,203
       Deferred revenue....................................     4,965      4,866
                                                            ---------- ----------
          Net cash provided by operating
             activities....................................    29,811     11,222
                                                            ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets.............................   (24,828)   (25,066)
   Acquisition of investments..............................      (984)    (1,390)
   Increase in deposits....................................       (90)       (78)
   Refunds of deposits.....................................        11        157
   Increase in intangibles.................................       (12)      (847)
                                                            ---------- ----------
          Net cash used in investing activities............   (25,903)   (27,224)
                                                            ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees............      (334)        --
   Proceeds from employee loan repayments..................        16         15
   Principal payments under long-term financing
     agreements............................................   (57,782)    (1,219)
   Proceeds from issuance of long-term financing
     agreements............................................    45,000     21,982
                                                            ---------- ----------
          Net cash (used in)/provided by financing activiti   (13,100)    20,778
                                                            ---------- ----------
Effect of exchange rate changes on cash....................    10,043     10,409
                                                            ---------- ----------
          Net increase in cash and cash equivalents........       851     15,185

Cash and cash equivalents, beginning of period.............    24,705     14,609
                                                            ---------- ----------
Cash and cash equivalents, end of period...................   $25,556    $29,794
                                                            ========== ==========

Cash paid for interest.....................................    $9,546     $8,709
                                                            ========== ==========

Cash paid for income taxes.................................    $7,857     $4,308
                                                            ========== ==========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)

                                                     UNAUDITED
                                                  2000        1999
                                            ----------- -----------

Net income (loss)..........................       $578        ($10)
Other comprehensive income, net of tax:
   Foreign currency translation............      1,833       6,534
                                            ----------- -----------
Comprehenive income........................     $2,411      $6,524
                                            =========== ===========

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 31, 2000 and the results of its operations and cash flows for the three and six months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. NOTE 2- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $5.9 million and $9.5 million for the six months ended January 31, 2000 and 1999, respectively. These amounts primarily represent unrealized losses on the Company's yen- denominated debt and the strengthening of the yen versus the U.S. dollar. NOTE 3- INCOME TAXES

The effective income tax rates for the six months ended January 31, 2000 and 1999 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report and other written reports and oral statements made from time to time by the Company may contain so called forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as expects, believes, anticipates, estimates, forecasts and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial performance (including sales and earnings guidance), marketing and expansion plans, Y2K compliance and similar matters. One must carefully consider any such statement and should understand that many factors could cause actual results and plans to differ from those included in the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an unexpected increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to our competitors; (iii) the continued availability of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the closing of underperforming stores; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) the performance of the Company's new strategic initiatives, including the Internet; (ix) unanticipated costs or problems relating to the Company's Year 2000 issues; (x) changes in foreign currency exchange rates and economic and political country risk; and (xi) the continued ability of the Company to locate and develop suitable sites for its expansion program. Actual results or outcomes may differ materially from those expressed or implied by such forward-looking statements as a result of certain risk factors described herein and in other documents filed with the Securities and Exchange Commission. Readers are cautioned that all forward-looking statements involve risks and uncertainty. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the United States Securities and Exchange Commission, including but not limited to its Form 10-K for the year ended July 31, 1999. The Company assumes no obligation to update any such forward-looking statements.

Results of Operations

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

Net Revenue

Net revenues were $335.6 million for the three months ended January 31, 2000, an increase of $32.9 million, an increase of 10.8% (or an increase of $16.7 million excluding the favorable effects of the U.S. dollar- Japanese yen exchange rate movements), from $302.8 million for the three months ended January 31, 1999. Management attributed the increased sales growth to, among other things, an increase in same store sales growth along with the addition of new store openings. During the second quarter, the Company opened five stores and closed two, bringing its total number of stores to 181. The Company's same store sales increased 1.1% for the three-months ended January 31, 2000 as compared to the three months ended January 31, 1999.

Gross Profit

Gross profit was $98.7 million for the three months ended January 31, 2000, an increase of $5.7 million or 6.1%, from $93.0 million for the three months ended January 31, 1999. Gross profit as a percentage of net revenues decreased to 29.4% of net revenues for the three months ended January 31, 2000 as compared to 30.7 % of net revenues for the three months ended January 31, 1999. The primary factors contributing to the decrease in gross margin was a result of a one-time video rental write-down due to the closure of a majority of the company's video rental departments, Internet pricing programs and an increase in certain domestic vendor pricing which was not incrementally passed to the consumer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $84.8 million for the three months ended January 31, 2000, an increase of $7.5 million or 9.6%, from $77.4 million for the three months ended January 31, 1999. Selling, general and administrative expenses as a percentage of net revenues, decreased slightly to 25.3% of net revenues for the three months ended January 31, 2000 as compared to 25.6% of net revenues for the three months ended January 31, 1999. The slight decrease as a percentage of revenues was primarily attributed to greater efficiencies achieved with increased sales.

Income from Operations

Income from operations was $7.6 million for the three months ended January 31, 2000, a decrease of $1.8 million from $9.3 million for the three months ended January 31, 1999. As a percentage of net revenues, income from operations declined to 2.2% of net revenues for the three months ended January 31, 2000 as compared to 3.1% for the three months ended January 31, 1999 with .2% attributed to a decrease in depreciation and amortization expense for the three months ended January 31, 2000 versus the three months ended January 31, 1999.

Interest Expense

Interest expense was $4.4 million for the three months ended January 31, 2000, an increase of $.4 million from $4.0 million for the three months ended January 31, 1999. As a percentage of net revenues, interest expense remained constant for the three months ended January 31, 2000 as compared to the three months ended January 31, 1999. Management attributes the increase in interest expense to the higher debt outstandings and cost of borrowing under the senior credit facility used to finance growth and infrastructure.

Foreign Currency Translation Gain

The net foreign currency translation gain of $1.7 million for the three months ended January 31, 2000 primarily represents the netted non-cash unrealized gain due primarily to the translation of parent company yen- denominated debt to U.S. dollars at the spot rate, compared to a $2.4 million gain for the three month period ended January 31, 1999 which was primarily the netted effect of an unrealized gain due primarily to the translation of yen-denominated debt at the U.S. dollar spot rate recognized at the parent level. The Company does not repatriate yen from its Japanese subsidiary back to its parent.

Provision for Income Taxes

There was a $2.0 million provision for income taxes for the three months ended January 31, 2000 compared with a provision for income taxes of $3.3 million for the three months ended January 31, 1999.

Net Income

As a result of the factors discussed above, the Company reported a consolidated net income of $2.0 million for the three months ended January 31, 2000, versus net income of $2.4 million for the three months ended January 31, 1999.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

Net Revenue

Net revenues were $587.1 million for the six months ended January 31, 2000, an increase of $50.7 million (or an increase of $ 19.2 million excluding the favorable effects of the U.S. dollar-Japanese yen exchange rate movements), from $536.4 million for the six months ended January 31, 1999. Management attributed the increased revenue growth to, among other things, a 1.1% increase in same store sales growth along with the addition of new store openings.

Gross Profit

Gross profit was $183.6 million for the six months ended January 31, 2000, an increase of $11.4 million or 6.6%, from $172.1 million for the six months ended January 31, 1999. Gross profit as a percentage of net revenues decreased to 31.3% of net revenues for the six months ended January 31, 2000 as compared to 32.1 % of net revenues for the six months ended January 31, 1999. Management attributes the decrease in gross margin to a one-time video rental write-down due to the closure of a majority of the company's video rental departments, Internet pricing programs and a increase in certain domestic vendor pricing which was not incrementally passed to the consumer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $152.0 million for the six months ended January 31, 2000, an increase of $13.0 million or 9.3%, from $139.0 million for the six months ended January 31, 1999. Selling, general and administrative expenses as a percentage of net revenues, remained constant for the six months ended January 31, 2000 as compared to the six months ended January 31, 1999.

Income from Operations

Income from operations was $18.8 million for the six months ended January 31, 2000, a decrease of $2.3 million from $21.1 million for the six months ended January 31, 1999. As a percentage of net revenues, income from operations declined to 3.2% of net revenues for the six months ended January 31, 2000 as compared to 3.9% for the six months ended January 31, 1999.

Interest Expense

Interest expense was $9.3 million for the six months ended January 31, 2000, an increase of $.7 million from $8.6 million for the six months ended January 31, 1999. As a percentage of net revenues, interest expense remained constant for the six months ended January 31, 2000 as compared to the six months ended January 31, 1999. Management attributes the increase in interest expense to the higher debt outstandings and an increase in borrowing costs under the Senior Credit Facility used to finance growth and infrastructure.

Foreign Currency Translation Loss

Net foreign currency translation loss totaled $5.9 million for the six months ended January 31, 2000 and primarily represented the netted effect of an unrealized non-cash translation loss of primarily yen-denominated debt translated at the U.S. dollar spot rate compared to a $9.5 million loss for the six month period ended January 31, 1999 which was primarily an unrealized loss due to the translation of MTS' yen-denominated debt translated at the U.S. dollar spot rate. The Company does not repatriate yen from its Japanese subsidiary back to its parent.

Provision for Income Taxes

There was a $2.0 million provision for income taxes for the six months ended January 31, 2000 compared with a $1.3 million provision for income taxes for the six months ended January 31, 1999.

Net Income/Loss

As a result of the factors discussed above, the Company reported a consolidated net income of $.6 million for the six months ended January 31, 2000 compared to a breakeven position for the six months ended January 31, 1999.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores and its Internet business. The Company's primary sources of working capital were borrowings under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents were $25.6 million as of January 31, 2000 compared with $30.0 million as of January 31, 1999. Net cash provided by operating activities was $29.8 million for the six months ended January 31, 2000 versus net cash provided by operating activities of $11.2 million in the corresponding period in the prior year. Operating cash outlfows for the six month period ended January 31, 2000 were primarily the result of a $15.4 million increase in inventory build-up associated with the opening of additional stores and revenue growth associated with the Company's Internet operation. Additionally, the increase in inventory includes $3.9 million due to yen denominated inventory translated at a lower U.S. dollar spot rate. This compares to six months ended January 31 , 1999 which recognized a $7.1 million inventory increase. The increase in cash provided by operations for the six month period ended January 31, 2000 compared to the six month period ended January 31, 1999 was primarily due to an increase in trade payables associated with special buying terms for the holiday season. The Company's investing activities consist principally of capital expenditures for new store construction, system enhancements and store relocations and remodels, Internet development and video rental acquisitions. Capital expenditures totaled $24.8 million and $25.1 million during the six months ended January 31, 2000 and January 31, 1999, respectively. On a consolidated basis, the Company expects its capital expenditures to be approximately $40 million over the next twelve months.

Net cash used in financing resulted primarily from net borrowings under the senior credit facility. Total funded debt increased $20.1 million to $293.3 million as of January 31, 2000, from $273.2 million as of January 31, 1999. The increase in total funded debt was largely due to a net translation of yen denominated debt to U.S. dollars of $8.9 million. Borrowings under the Company's senior revolving credit facility totaled $169.0 million for January 31, 2000, compared to $150.5 million for January 31, 1999. Unused availability under the revolving senior credit facility as of January 31, 2000 was $95.0 million.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and the capacity under its $275 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short-and long-term strategies for at least the next twelve months.

Market Risk

The Company is exposed to market risk from fluctuations in foreign currency exchange rates and translation rates, which could impact its consolidated financial position, result of operations and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, if deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes and does not maintain such instruments which may expose the company to significant market risk.

The Company uses foreign-exchange forward contracts to reduce its risk in foreign currency-denominated transactions in order to minimize the impact of a significant strengthening of the U.S. dollar against other foreign currencies. Gains and losses on these instruments substantially offset any losses and gains on the assets, liabilities and transactions being hedged. The Company's primary net foreign currency market exposure is the Japanese yen. Management does not foresee or expect any significant changes in foreign currency exposure in the near future.

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

Minimum Wage Increases

We employ a number of sales associates and other personnel who are paid on an hourly basis. Many of these hourly employees are paid at or near the minimum wage. Increases in the minimum wage result in an increase in wages of those hourly employees. It can also result in an increase in the wages of more highly compensated hourly employees. Increases in the minimum wage have had a significant effect on our compensation expense during prior periods. Any future increases may have a material adverse effect on our results of operations and financial condition.

Foreign Exchange Management

Since a substantial portion of our operations and revenue occur outside the United States, our results can be significantly impacted by changes in foreign currency exchange rates. The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of Tower's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been affected by changes in currency exchange rates. Changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations.

Year 2000 Compliance

As previously reported, over the past several years the Company developed and implemented a plan to address the anticipated impacts of the Year 2000 problem on our information technology (IT) systems and on non-IT systems involving embedded chip technologies. We also surveyed selected third parties to determine the status of their Year 2000 compliance programs. In addition, we developed contingency plans specifying what the Company would do if we or important third parties experienced disruptions to critical business activities as a result of the Year 2000 problem. Our Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 15, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant. As of January 31, 2000, the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be approximately $1.5 million, of which approximately $1.3million has been incurred. These costs are being funded through operating cash flow. These amounts do not include costs associated with replacement of computerized systems or equipment in cases where replacement was not accelerated due to Year 2000 issues.

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

DeVaughn D. Searson
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

Date: March 16,2000

EXHIBIT INDEX

Exhibit Number	Description
27.1	Financial Data Schedule