Form 10-Q
period 2000-04-30
MTS INC
filed 2000-06-08
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

MTS, INCORPORATED
FORM 10-Q
TABLE OF CONTENTS

Part I. Financial Information

Part I. Financial Information

  Consolidated Balance Sheets as of April 30, 2000, 1999 and July 31, 1999

  Consolidated Statements of Income for the three months ended April 30, 2000 and the nine months ended April 30, and 1999

  Consolidated Statements of Cash Flows for the nine months ended April 30, 2000 and 1999

  Consolidated Statements of Comprehensive Income for the nine months ended April 30, 2000 and 1999

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Signature

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2000, 1999 AND JULY 31, 1999
(DOLLARS IN THOUSANDS)

                                                         UNAUDITED
                                            APRIL 30    APRIL 30,   JULY 31,
                                                2000        1999        1999
                                            ----------- ----------- -----------

                   ASSETS
Current Assets:
  Cash and cash equivalents................    $22,290     $18,079     $24,705
  Receivables, net.........................     30,118      26,097      26,378
  Merchandise inventories..................    288,996     270,084     271,713
  Prepaid expenses.........................     13,317       7,249      11,212
  Deferred tax assets......................      8,397       7,411       8,241
                                            ----------- ----------- -----------
       Total current assets................    363,118     328,920     342,249
Fixed assets, net..........................    208,389     195,074     196,864
Deferred tax assets........................      9,794      15,727       9,794
Other assets...............................     37,971      36,360      37,250
                                            ----------- ----------- -----------
       Total assets........................   $619,272    $576,081    $586,157
                                            =========== =========== ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.....   $180,558      $2,213      $2,971
  Accounts payable.........................    161,365     137,221     150,332
  Accrued liabilities......................     40,723      37,268      32,942
  Income taxes payable.....................      1,808         624         786
  Deferred revenue, current portion........      2,409       6,055       3,098
                                            ----------- ----------- -----------
       Total current liabilities...........    386,863     183,381     190,129
Long-term Liabilities:
  Long-term debt, less current maturities..    120,123     269,161     280,169
  Deferred revenue, less current portion...        148         161         157
                                            ----------- ----------- -----------
       Total liabilities...................    507,134     452,703     470,455
                                            ----------- ----------- -----------

Commitments and contingencies
Shareholders' Equity:
  Common stock:
  Class B, no par value; 10,000,000
   shares authorized; 1,000 shares issued
   and outstanding at April 30, 2000,
   April 30, 1999, and July 31, 1999.......          6           6           6

  Retained earnings........................    132,603     142,461     136,278
   Accumulated other comprehensive income...   (20,471)    (19,089)    (20,582)
                                            ----------- ----------- -----------
       Total shareholders' equity..........    112,138     123,378     115,702
                                            ----------- ----------- -----------
       Total liabilities and
         shareholders' equity..............   $619,272    $576,081    $586,157
                                            =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
AND FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                             April 30,                  April 30,
                                      ----------------------- -----------------------
                                            2000        1999        2000        1999
                                      ----------- ----------- ----------- -----------
Net revenue........................     $255,042    $242,467    $842,151    $778,853
Cost of sales......................      169,601     166,438     573,141     530,694
                                      ----------- ----------- ----------- -----------
  Gross profit.....................       85,441      76,029     269,010     248,159

Selling, general and
  administrative expenses..........       74,004      68,072     226,013     207,103
Depreciation and amortization......        6,783       6,115      19,523      18,090
                                      ----------- ----------- ----------- -----------
  Income from operations...........        4,654       1,842      23,474      22,966
Other income and (expenses):
  Interest expense.................       (5,549)     (4,518)    (14,832)    (13,086)
  Foreign currency translation gain
    (loss).........................       (1,547)        454      (7,409)     (9,037)
  Other income and (expenses)......       (1,873)       (775)     (3,011)     (2,546)
                                      ----------- ----------- ----------- -----------

    Income before taxes............       (4,315)     (2,997)     (1,778)     (1,703)
(Benefit)/ provision for income tax          (62)       (384)      1,897         920
                                      ----------- ----------- ----------- -----------

    Net loss.......................       (4,253)     (2,613)     (3,675)     (2,623)
                                      ----------- ----------- ----------- -----------

Basic and diluted earnings
 per share:
       On net loss....................($4,253.50) ($2,613.00) ($3,675.34) ($2,622.68)
                                      =========== =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                  APRIL 30,
                                                            ---------------------
                                                                 2000       1999
                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................   ($3,675)   ($2,623)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization..........................    22,977     21,426
    Provision  for losses on accounts receivable...........       114        112
    Loss on disposal of depreciable assets.................     5,126      4,043
    Exchange loss..........................................     6,063     10,432
    Other non-cash expense.................................       197        347
    Provision for deferred taxes...........................       767     (3,402)
    (Decrease) increase in cash resulting from changes in:
       Accounts receivable.................................    (3,740)    (3,002)
       Inventories.........................................   (17,283)    (9,081)
       Prepaid expenses....................................    (2,105)      (630)
       Accounts payable....................................    11,033    (20,222)
       Accrued liabilities and taxes payable...............     8,803      6,048
       Deferred revenue....................................      (698)     2,795
                                                            ---------- ----------
          Net cash provided by operating
             activities....................................    27,579      6,243
                                                            ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets.............................   (27,798)   (29,847)
   Acquisition of investments..............................    (1,327)    (1,929)
   Increase in deposits....................................      (169)      (157)
   Refunds of deposits.....................................        29        176
   Increase in intangibles.................................      (358)      (881)
                                                            ---------- ----------
          Net cash used in investing activities............   (29,623)   (32,638)
                                                            ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees............      (334)        --
   Proceeds from employee loan repayments..................       378         42
   Principal payments under long-term financing
     agreements............................................   (60,550)    (1,854)
   Proceeds from issuance of long-term financing
     agreements............................................    67,000     21,562
                                                            ---------- ----------
          Net cash provided by financing activities........     6,494     19,750
                                                            ---------- ----------
Effect of exchange rate changes on cash....................    (6,865)    10,115
                                                            ---------- ----------
          Net (decrease)increase in cash and cash equivalen    (2,415)     3,470

Cash and cash equivalents, beginning of period.............    24,705     14,609
                                                            ---------- ----------
Cash and cash equivalents, end of period...................   $22,290    $18,079
                                                            ========== ==========

Cash paid for interest.....................................   $12,508    $10,663
                                                            ========== ==========

Cash paid for income taxes.................................    $8,139     $5,116
                                                            ========== ==========

                               MTS, INCORPORATED

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999

                            (DOLLARS IN THOUSANDS)

                                                     UNAUDITED
                                                  2000        1999
                                            ----------- -----------

Net Loss...................................    ($3,675)    ($2,623)
Other comprehensive income, net of tax:
   Foreign currency translation............        111       5,203
                                            ----------- -----------
Comprehenive (Loss)/ Income................    ($3,564)     $2,580
                                            =========== ===========

       The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of April 30, 2000 and the results of its operations and cash flows for the three and nine months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form
10-K for the fiscal year ended July 31, 1999.

NOTE 2- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges.
Since the Company does business in several foreign countries, these fluctuations affect the
Company's financial position and results of operations.  In accordance with SFAS No. 52,
Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years.  The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity.  Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency.  Translation gains and losses from these transactions are included in income as they occur.  The Company recorded net transaction losses of $7.4 million and $9.0 million for the nine  months ended April 30, 2000 and 1999, respectively.  These amounts primarily represent unrealized losses on the Company's yen- denominated debt and the strengthening of the yen versus the U.S. dollar.

NOTE 3- INCOME TAXES

The effective income tax rates for the nine months ended April 30, 2000 and 1999 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly
Report on Form 10-Q in addition to the consolidated financial statements and notes thereto for the fiscal year ended July 31, 1999 included in the Company's 10-K and Form S-4 filed with the
United States Securities and Exchange Commission.

Forward-Looking Statements

This report and other written reports and oral statements made from time to time by the
Company may contain so-called forward-looking statements as contained in the Private Securities
Litigation Reform Act of 1995, all of which are subject to risks and uncertainties.  One can identify these forward-looking statements by their use of words such as "believes,"
"anticipates," "estimates," "expects," "intends," "plans," forecasts  and other words of similar meaning.  One can also identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address the Company's growth strategy, financial performance (including sales and earnings guidance), marketing and expansion plans, Y2K compliance and similar matters.  One must carefully consider any such statement and should understand that many factors could cause actual results and plans to differ from those included in the Company's forward-looking statements.  These factors include inaccurate assumptions and a broad variety of risks and uncertainties, including some that are known and some that are not.  No forward-looking statement can be guaranteed and actual future results may vary materially.  Although it is not possible to predict or identify all such factors, they may include the following: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an unexpected increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to our competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the closing of underperforming stores; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) the performance of the Company's new strategic initiatives, including the Internet; (ix) unanticipated costs or problems relating to the Company's Year
2000 issues; (x) changes in foreign currency exchange rates and economic and political country risk; and (xi) the continued ability of the company to locate and develop suitable sites for its expansion program.  Actual results or outcomes may differ materially from those expressed or implied by such forward-looking statements as a result of certain risk factors described herein and in other documents filed with the Securities and Exchange Commission.  Readers are cautioned that all forward-looking statements involve risks and uncertainty.  Readers should also carefully review the risk factors described in other documents the company files for time to time with the United States Securities and Exchange Commission.  The Company assumes no obligation to update any such forward-looking statements.

Results of Operations

Three Months Ended April 30, 2000 Compared to Three Months
Ended April 30, 1999

Revenue

During the three months ended April 30, 2000, the Company's consolidated net revenues increased 5.2 % to $255.0 million from $242.5  million during the three months ended April 30,
1999, an increase of $12.5  million (or an increase of  $ 3.9  million excluding the favorable effects of the U.S. dollar-Japanese yen exchange rate movements).  Management attributes the overall sales increase  to an increase in domestic same store sales along with new store expansion. The Company's same store sales increased by 3.8% during the three months ended April
30, 2000 as compared to the three months ended April 30, 1999.

During the three months ended April 30, 2000, the Company opened two stores and closed one store, bringing its total number of owned and operated retail stores to 182 at April 30, 2000.

Gross Profit

During the three months ended April 30, 2000, gross profit increased $9.4 million or 12.4%
to $85.4  million from $76.0  million for the three months ended April 30, 1999. Gross profit as a percentage of net revenues increased to 33.5% for the three months ended April 30, 2000 as compared to 31.4% for the three months ended April 30, 1999. Management believes that the primary factor contributing to the improvement  in gross profit margin as a percentage of net revenues was due to improved gross margin realized in Japan and the United Kingdom.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.9 million or 8.7% to $74.0 million during the three months ended April 30, 2000 from $68.1  million for the three months ended
April 30, 1999. As a percentage of net revenues, selling, general and administrative expenses increased to 29.0% for the three months ended April 30, 2000 as compared to 28.1% for the three months ended April 30, 1999. Management attributes the increase primarily to increased payroll expenses and occupancy expenses coupled with start-up cost involved in establishing our Latin
American division in Argentina  and  additional costs associated with expanding our Internet site and presence online.

Income from Operations

The Company's consolidated operating income during the three months ended April 30, 2000 was
$4.7 million compared with consolidated operating income of $1.8 million during the three month period ended April 30, 1999 for an increase of $2.9  million or 152.7% which reflects primarily improvement in the Company's gross margin.

Interest Expense

Net interest expense increased to $5.5  million during the three months ended April 30, 2000 from $4.5 million during the three months ended April 30, 1999 for an increase of  22.8%. The increase was due to higher borrowing costs combined with increased average borrowings under the
Senior Credit Facility.

Foreign Currency Translation Gain

A non-cash  foreign currency translation loss of $1.5 million was recognized for the three months ended April 30, 2000 as compared to a non- cash foreign currency translation gain of
$0.5 million for the three months ended April 30, 1999. The swing in the account primarily represents non-cash gains and losses due to outstanding yen denominated bank debt and the volatility of the Japanese yen in relation to the U.S. dollar and a weakening pound sterling.

Benefit from Income Taxes

The income tax benefit for the three months ended April 30, 2000 was $0.1 million compared with $0.4 million during the three months ended April 30, 1999. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates.

Results of Operations

Nine Months Ended April 30, 2000 compared to the nine months ended April 30, 1999

Revenues

During the nine months ended April 30, 2000, the Company's consolidated net revenues increased approximately 8.1% to $842.2 million from $778.9  million during the nine months ended April 30, 1999, an increase of $63.3 million (or an increase of $21.6  million excluding the favorable effects of the U.S. dollar-Japanese yen exchange rate movements). Management attributed the sales growth primarily to improvement in same store sales growth coupled with additional store expansion. The Company's same store sales increased 1.8% during the nine months ended April 30, 2000 as compared to the nine months ended April 30, 1999.

Gross Profit

During the nine months ended April 30, 2000, gross profit increased $20.8 million or 8.4% to
$269.0  million from $248.2  million for the nine months ended April 30, 1999. Gross profit as a percentage of net revenues remained constant at 31.9% for the nine months ended April 30,
2000 and 1999, respectively. Management believes that the primary factor contributing to the maintenance in gross profit was due to maintaining stable pricing domestically and improving gross margin in Japan and the United Kingdom which offset the effects of the Company's online product discounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.9  million or 9.1% to $226.0 million during the nine months ended April 30, 2000 from $207.1  million for the nine months ended April 30, 1999. As a percentage of net revenues, selling, general and administrative expenses increased  to 26.8% for the nine months ended April 30, 2000 as compared to 26.6% for the nine months ended April 30, 1999. Management attributes the increase primarily to increased payroll expenses coupled with start-up cost involved in establishing our Latin American division in Argentina  and  additional costs associated with expanding our Internet site and presence online.

Income from Operations

The Company's consolidated operating profit during the nine months ended April 30, 2000 was
$23.5  million compared with a consolidated operating profit of $23.0 million during the nine month period ended April 30, 1999 for an increase of $0.5 million or 2.2% which reflects primarily an increase in revenues, improved margin and a stable yen, offset by a rise in selling, general and administrative expenses.

Interest Expense

Net interest expense increased to $14.8 million during the nine months ended April 30, 2000 from $13.1 million during the nine months ended April 30, 1999 for an increase of 13.0%. The increase in interest expense was due to an increase in borrowings coupled with higher borrowing costs  under the Company's  Senior Credit Facility.

Foreign Currency Translation Loss

A non-cash foreign currency translation loss of $7.4 million was recognized for the nine months ended April 30, 2000 as compared to a non- cash foreign currency translation loss of
$9.0 million for the nine months ended April 30, 1999. The swing in the account primarily represents non-cash losses of  yen denominated  debt translated to dollars and a weakening
British pound sterling.

Provision for Income Taxes

The income tax provision for the nine months ended April 30, 2000 was $1.9 million compared to a provision of $0.9 million for the nine months ended April 30, 1999. Tax provisions are based upon management's estimate of the Company's annualized effective tax rates.

Liquidity and Capital Resources

The primary sources of the Company's working capital are net cash flows from operating activities, funds available under its senior credit facility and short term vendor financing.

The Company's cash and cash equivalents as of April 30, 2000 were $22.3 million compared with $18.0 million as of April 30, 1999. The Company used cash primarily for investments in new stores and store relocations and remodels, computer system enhancements and equipment purchases. Capital expenditures totaled $27.8 million and $29.8 million during the nine months ended April 30, 2000 and 1999, respectively.

Total funded debt increased to $ 300.7 million as of April 30, 2000, from $ 271.4 million as of April 30, 1999. Outstandings under the Company's senior revolving credit facility were
$177.2 million on April 30, 2000. The increase in bank outstandings was largely due to translation of yen denominated debt to U.S. dollars and the financing of operating activities.
Unused availability under the $275.0 million revolving senior credit facility as of April 30,
2000 was $ 83.1 million.

Based upon the Company's current operating levels and expansion plans, management believes net cash flows from operating activities and its borrowing capacity under its $275 million senior credit facility will be sufficient to meet the Company's working capital and debt service requirements and support the development of its short and long-term strategies for at least the next twelve months.  However, credit availability will continue to depend on numerous factors, including growth of the business, additional infrastructure needs and future results of operations.

OTHER MATTERS

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

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of foreign exchange contracts outstanding at the end of the second quarter or in place during the first nine months of fiscal 2000 were not material to the Company's results of operations or its financial position.

Year 2000

To date, the Company has not experienced any significant business disruptions and has had no delays in receiving product from its suppliers as a result of the Year 2000.  While the risks associated with Year 2000 readiness peaked with the change of the date from December 31,1999 to
January 01, 2000, there is a risk that a Year 2000 related issue could surface within a year.
The Company plans to continue to devote the necessary resources to resolve all significant Year
2000 issues in a timely manner.

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

 /s/ DeVaughn D. Searson

 DeVaughn D. Searson

                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  (Principal Financial and Accounting Officer)

                                    Date: June 07,2000

                                 EXHIBIT INDEX

 Exhibit Number

  Description

   27.1

 Financial Data Schedule