Form 10-K
period 2000-07-31
MTS INC
filed 2000-10-27
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 8-1-99 to 7-31-00

Commission File No. 333-54035

MTS, INCORPORATED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

California	94-1500342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2500 DEL MONTE STREET         WEST SACRAMENTO, CA 95691
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 373-2502

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

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K References
Portions of the company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 4, 2000	Part III, Items 10-13

MTS, INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, consumer demand for the Company's products, general economic conditions, an unexpected increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and books, sales volumes, profit margins, the Company's continued availability of adequate capital to fund operations, the ability of the Company to secure a renewal or refinance of its Senior Credit Facility, the performance of the Company's strategic initiatives, including the Internet and international expansion, the ability of the Company to implement its business strategy, international issues including currency exchange fluctuations and the impact of labor markets, the ability of the Company to successfully defend itself in ongoing and future litigation, unanticipated costs or problems relating to the information technology systems and new product and new release introductions on the Company's overall profitability. Readers are encouraged to review all of the Company's filings with the SEC that describe additional important factors, including risk factors, that could cause actual results to differ materially from those contemplated by the statements made herein. All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. For further information on other factors which could affect the financial results of the Company and such forward looking statements, See "Risk Factors."

Item 1. Business

General

Founded in 1960, MTS, Incorporated ("Tower" or "Company") is one of the largest specialty retailers of recorded music headquartered in the United States in terms of revenues and is one of the largest and most widely-recognized music retailers in the world. As of July 31, 2000, the Company operated a total of 187 stores worldwide, consisting of 115 U.S. stores in 21 states and 72 international stores in 10 countries.

The Company offers a diversified line of music products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, software titles, personal electronics and accessories.

Tower attracts and retains customers who buy music on a year-round basis by providing an extensive product selection in an interactive, entertaining environment. Tower stores feature extended store hours, in-store listening stations and knowledgeable and motivated sales personnel. The Company believes these factors make Tower stores a preferred shopping destination. Tower offers one of the broadest selections of recorded music, including recent releases, older releases and other various music formats primarily in stand-alone locations in densely populated urban and suburban areas.

Most of the Company's domestic stores exceed 10,000 square feet and carry at least 50,000 music titles. Flagship stores, which are located in major metropolitan areas such as Boston, Buenos Aires, Chicago, Glasgow, Honolulu, London, Los Angeles, New Orleans, New York, Osaka, Philadelphia, San Francisco, Seattle, Singapore, Taipei, Tokyo, Toronto and Washington, D.C., typically exceed 20,000 square feet and carry between 80,000 and 120,000 music titles.

Due to the Company's high per store sales volume and long-standing relationships with vendors and music manufacturers, the Company receives substantial cooperative advertising allowances, competitive purchasing terms, short lead times on inventory fulfillment, product return rights and drop shipments of orders directly to its stores. Tower monitors the quantity and mix of inventory in each of its stores through a central inventory management system. Additionally, Tower's store managers are given discretion in managing the level and mix of the inventory in their stores in order to most effectively market to each store's demographic customer base.

With the objective of increasing and diversifying its revenue base, Tower became the first U.S.-based music retailer to implement an international growth strategy. This expansion, which commenced in 1979, initially focused on the Japanese market (which is currently the world's second largest market for recorded music), and enabled Tower to become a market leader in Japan for recorded music. Tower implemented a similar expansion strategy in the United Kingdom beginning in 1986. The Company currently has more international locations than any other U.S.-based music retailer and, for the 2000 fiscal year, derived approximately 41% of its total net revenues from international sales. Tower currently operates 43 stores in Japan; eight in England; six in Mexico, five in Argentina, three in Singapore, two each in Taiwan and Canada, and one in Ireland, Scotland and Hong Kong. In addition, the Company has entered into franchise agreements with local operators in Colombia, Ecuador, Israel, Malaysia, The Philippines, South Korea and Thailand.

The Company's business strategy is to continue its growth and improve its operations through (i) the continued expansion and refinement of its store operations in the United States and internationally, (ii) identifying and acting upon under-performing locations worldwide, (iii) providing order fulfillment services for, and co-marketing with, our Internet-based operation and (iv) realizing efficiencies, synergies and economies of scale through an in-depth analysis of corporate operations.

The Company's fiscal year ended July 31, 2000. The Company's sales increased 7.2% during fiscal 2000 to $1.10 billion from $1.03 billion during fiscal 1999. The Company reported an operating profit of $24.8 million, down 22.0% from last year's operating profit of $31.8 million. Declining operating results in Latin America and the United Kingdom, investments in the Company's Internet site, the closing of 22 video rental locations and the change in useful lives of the Company's technology and intangible assets were the major drivers of fiscal 2000's lower operating results. On a consolidated basis, the Company's net loss increased to ($10,139.85) per diluted share compared to ($8,805.57) per diluted share for 1999 due primarily to Internet investments, and losses related to the Latin American and United Kingdom operations in addition to a non-cash foreign currency translation loss primarily relating to translating the Company's yen-denominated debt to U.S. dollars.

OPERATIONS

As of July 31, 2000, Tower operated a total of 187 stores worldwide, consisting of 115 U.S. retail stores in 21 states and 72 international stores in 10 countries. The Company's operating structure consists of (i) its U.S. stores, Internet division and wholesaling operations, (ii) its Asian stores, Internet division and wholesaling operations, and (iii) its U.K., Internet division and Ireland stores and (iv) Latin America. The Company's operations are directed by an Executive Committee comprised of seven executive officers.

UNITED STATES. As of July 31, 2000 the Company's U.S. operations consisted of 115 retail stores. In the United States, Tower has organized its operations into four territories, each headed by a territory manager who has responsibility for sales and merchandising, day-to-day operations and administration. Tower's corporate headquarters provides central support to each territory, including systems, distribution, accounting and national marketing programs. The corporate headquarters also gives final approval for all new store sites and store design and oversees quality standards and other critical elements of the Tower concept.

To pursue growth opportunities through new store formats and merchandising strategies, Tower initiated an operating agreement with The Good Guys!, Inc. ("The Good Guys!"), a leading electronics retailer to open stores under the "WOW!" name. The WOW! stores sell both recorded music and consumer electronics equipment, offering the shopper both convenience and a broad product offering. Five WOW! stores operate in Nevada and California. Under the WOW! store format, Tower and The Good Guys! each manage, operate and lease from the landlord their respective sections of the store. In fiscal 2000, Tower expanded its relationship with The Good Guys! by entering into a licensing agreement and operating a record department within two Good Guys stores in Nevada. Depending upon the success of this venture, this program may be expanded upon in future years.

ASIA. As of July 31, 2000, Tower's Asian operations consisted of forty three stores in Japan, three in Singapore, two in Taiwan and one in Hong Kong. All Asian store managers report to the Director of Asian Operations located in Japan. A portion of the U.S.- sourced product is shipped to the Asian stores through the Company's U.S. distribution facilities. The balance of product is distributed through a variety of sources worldwide.

UNITED KINGDOM AND IRELAND. As of July 31, 2000, the Company operated eight stores in England, one in Scotland, and one in Ireland. All store managers in the United Kingdom and Ireland report to the Director of European Operations located in London. A portion of U.S.-sourced product is shipped through the Company's U.S. distribution operations. The balance of product is distributed through a variety of sources worldwide.

LATIN AMERICA. The Company operates five stores in Argentina. All store managers in Argentina report to the Director of Latin American operations based in Mexico. A portion of U.S.-soured product is shipped through the Company's U.S. distribution operations. The balance is distributed through a variety of sources worldwide. Because of the continued depressed economic climate in Argentina, the Company is determining whether to continue operations in Argentina.

JOINT VENTURES AND FRANCHISES

The Company has a joint venture operation in Mexico and operates six stores. This arrangement enables Tower to enter into the Mexican market and obtain an improved understanding of local product demand and operating procedures while benefiting from a sharing of capital commitments. Under the joint venture arrangement, Tower manages store operations, utilizing input from local investors. Some product is sourced through Tower's distribution operations. The joint venture operation is managed from Tower's corporate headquarters. The Company anticipates that future expansion in most international markets will be through wholly owned subsidiaries or through franchises rather than joint ventures.

The Company has entered into franchise agreements to operate stores in Colombia, Ecuador, Israel, the Philippines, Malaysia, South Korea and Thailand. Additional franchised stores are planned for other countries. The Company has focused its franchising operations in developing markets where the operating environment makes direct operations less desirable. Franchised stores are managed by the local operator with input from the Company on store format and merchandising. The Company benefits from franchise agreements through the distribution of products as well as through royalty income and trademark licensing fees.

TOWERRECORDS.COM

The Company operates an Internet division under the trade name, TowerRecords.com. TowerRecords.com operates as an online retailer of music and complementary entertainment products, and information. TowerRecords.com has garnered high rankings and reviews from Internet and industry experts in surveys of the Internet's best websites. The Company plans to continue to leverage the Internet capabilities of TowerRecords.com to customers in Tower stores. This site offers customers thousands of titles of music and video items in stock and ready for immediate shipping from the Company's state-of-the-art fulfillment and distribution center. Management expects that Tower will provide order fulfillment services to, and will receive revenues from, TowerRecords.com. Tower will continue to focus its business on traditional brick-and-mortar retail operations. The Company markets its Internet site through the same advertising and marketing channels used for its retail stores and also through strategic alliances with well-known Internet companies, such as America on-line, and Liquid Audio.

STORE FORMAT AND LOCATIONS

Tower has differentiated itself from competing music retailers with its strategic store locations, which generally feature a large, centrally located store in a densely populated urban area complemented by nearby urban and suburban stand-alone stores. Tower's flagship stores in major markets typically exceed 20,000 square feet, with the majority of all stores exceeding 10,000 square feet. Newer stores range from 15,000 to 25,000 square feet, depending on the market and location. The Company's larger, stand-alone locations provide it with various operating efficiencies, including lower rent expense than comparable mall-based retailers. The Company's large base of high-volume, stand-alone stores enables it to receive drop-shipments of product directly to store locations (thereby reducing the costs associated with warehousing and distribution). The Company believes that the selection of locations for its stores is critical to the success of its operations. The site-selection process consists of an in-depth analysis of regional demographics, consumer purchasing habits and traffic within a specific area. Senior management is actively involved in this process and grants all final site approval. For the fiscal year ended July 31, 2000, the Company opened four stores in the United States and eight stores internationally (including four in Japan), while closing seven stores. The Company plans to continue to leverage its strong brand name and proven store format in new and existing markets in locations that meet the Company's demographic and performance criteria.

PRODUCTS

The Company offers a diverse line of products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, software titles, personal electronics and accessories.

RECORDED MUSIC. The Company's primary source of revenue is the sale of recorded music on compact discs and audiocassettes. For fiscal years 2000 and 1999, recorded music sales accounted for approximately 87.8% and 86.1%, respectively, of Tower's worldwide net revenues. The Company's stores carry a wide selection of compact discs and audio cassettes purchased from all major and most independent recording companies, which, except for new releases and special promotions, are arranged in the stores by genre and alphabetically by artist or group. Tower differentiates itself from its competitors through the breadth and depth of its product selection. Tower's strategy is to offer the broadest selection of recorded music for its customers, including recent BILLBOARD Top 50 releases as well as a comprehensive variety of older releases and diverse music formats. Most of the Company's stores carry at least 50,000 music titles, while flagship stores located in major markets, such as Boston, Buenos Aires, Chicago, Glasgow, Honolulu, London, Los Angeles, New Orleans, New York, Osaka, Philadelphia, San Francisco, Seattle, Singapore, Taipei, Tokyo, Toronto and Washington, D.C., usually carry between 80,000 and 120,000 music titles.

VIDEO PRODUCTS. In addition to recorded music, the majority of Tower stores sell videocassettes, and DVD products. For fiscal years 2000 and 1999, video sales accounted for approximately 8.6% of Tower's worldwide net revenues. Selected stores also offer video rentals. DVD offers the consumer laser technology in a smaller disc format with superior picture quality and audio fidelity. The Company believes that it is well positioned to capitalize on the growing DVD market.

COMPLEMENTARY PRODUCTS. To complement music buyers' interests, Tower stores also sell books, magazines, blank tapes, software titles, personal electronics and accessories. As of July 31, 2000, the Company operated 9 stand-alone bookstores. For the fiscal years 2000 and 1999, sales of complementary products accounted for approximately 3.6% and 5.6% respectively, of Tower's worldwide net revenues.

MARKETING, ADVERTISING AND PROMOTION

Tower aggressively markets, advertises and promotes its products and its brand images to generate customer awareness of its extensive selection of music titles, knowledgeable customer service and interactive and entertaining store environments. Tower advertises in a variety of national and local print and broadcast media, including television, magazines, newspapers and billboards. Tower targets a wide range of customers, from teenagers to senior citizens, who purchase music on a year-round basis. The Company believes that its clustering of stores in strategic markets allows it to maximize its use of marketing, advertising and promotional U.S. dollars. In addition, Tower attracts large corporate sponsors such as American Express, IBM and MasterCard for promotions and events. Tower also produces several music publications under the names PULSE (U.S.), BOUNCE (Japan), TOP (U.K.), PULSE LATINO (Latin America) and PASS (Taiwan). Tower maintains a reputation for unique marketing through in-store appearances and live performances by recording artists, campaigns and promotions with suppliers and other third parties, book signings, tie-ins with local music events (e.g., Nashville's Fan Fair and the Monterey Jazz Festival) as well as involvement in national music events, such as sponsorship of the 1999 Lilith Tour.

Tower believes that its strong focus on localized marketing provides it with a significant advantage over many of its competitors. The Company's localized marketing approach includes local promotions of concerts and in-store appearances by musicians, as well as providing Tower store managers discretion (subject to parameters set by the Company's territory and national product managers) to customize product inventory in their stores to the demographics and buying patterns of their local market. Depending on local demographics, merchandise mix and promotions can be shifted toward certain music genres. For example, in New York City, Tower's Lincoln Center store places a greater emphasis on its classical music selection than the downtown store, which emphasizes the latest trends in rock music.

As one of the nation's largest music retailers and due to the diversity and depth of its music selection, the Company has developed strong supplier relationships. As a result, the Company receives substantial cooperative advertising allowances, competitive purchasing terms, short lead times on inventory fulfillment, product return rights (subject to certain terms and restocking fees), and drop shipments of orders directly to its stores, all of which have contributed to Tower's historically favorable operating margins. Cooperative advertising funds are provided to promote recorded music products of a specific genre or on a label-wide basis. Tower advertises jointly with recording companies worldwide in local and national media markets and receives substantial financial support from them. Cooperative advertising offsets a significant portion of the Company's advertising expenses.

SUPPLIERS

RECORDED MUSIC. The majority of Tower's music purchases come from five major suppliers with which Tower has developed long-standing relationships. As a result of these relationships and Tower's high sales volume, the Company receives substantial cooperative advertising allowances, competitive purchasing terms, short lead times on inventory fulfillment, competitive pricing programs and drop shipments of orders directly to its stores. In addition, the Company purchases product from numerous independent distributors and labels. Unsold music product may be returned to the manufacturer at any time that the title remains in the current music catalog of a manufacturer; however, restocking fees are generally assessed for returned product. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. None of the Company's major suppliers limits returns of inventory.

COMPLEMENTARY PRODUCTS. Book and magazine purchases require coordination with a greater number of vendors than music purchases. Returned books and magazines are not subject to restocking charges. Pre-recorded video cassettes, DVD products, personal electronics and software titles are purchased from a limited number of vendors for shipment through the Company's U.S. distribution operations, or are drop-shipped directly to stores. For the most part, unsold video products and software titles may be returned to distributors for full refunds. Personal electronics are generally not returnable for a full refund.

PURCHASING, INVENTORY MANAGEMENT AND DISTRIBUTION

Unlike most of its competitors, Tower's purchasing is partly decentralized. Tower store managers are given discretion to manage the levels and mix of merchandise in their stores. These managers work closely with territory and national product managers to customize product inventory in their stores to the demographics and buying patterns of their local markets.

The Company's ISP (In Store Processing) system, using the IBM AS/400 computer system, enables management to monitor the levels and mix of its inventory in each of its stores. The ISP system provides store managers instantaneous on-line information regarding quantities on hand, turns at the store level and on a combined basis, historical movement reports by SKU, pricing and cost data and customer service information. The ISP system also identifies slow-moving and deleted titles and overstocked items, and provides suggested replenishment information to store buyers. By utilizing the ISP system, store managers are able to pre-set and adjust quantities on hand and establish "just-in-time" reorder points. This system enables the store managers to carry appropriate levels of deep-catalog product and to maintain sufficient inventory levels for fast-moving product.

The Company's U.S. distribution operations distribute products that are not drop-shipped to Tower stores, and distribute a portion of the product to the Company's international subsidiaries, joint venture and franchises. The Company also wholesales products; particularly independent label recorded music, to other retailers in both the U.S. and international markets, such as Japan. In 1999, the Company closed its wholesaling operation in the United Kingdom. In addition, the Company has an established export-wholesaling branch in Japan. This enables the Company to export international catalog product to music retailers, taking advantage of the economies of scale, while providing prompt delivery.

The Company also sells recorded music both via mail order and over the Internet. The Company maintains a website at http://www.towerrecords.com and an online store on America Online at keyword "TOWER." Mail order and Internet sales are fulfilled through the Company's U.S. distribution facility allowing, in many cases, overnight delivery to customers.

COMPETITION

The retail music and video industry is highly competitive. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, record clubs, e-commerce retailers, mail order, and independent operators. In addition, a uniform format has been developed that will enable music companies to sell their products via direct Internet download. The Company believes that sales via the Internet will continue to become more significant over time, and has determined to emphasize order fulfillment for, and co- market with, its Internet division.

The Company believes the principal competitive factors in the retail music industry are brand name recognition, merchandising, selection, pricing, inventory management, marketing, store location and management expertise. The Company believes that it competes favorably with respect to each of these factors.

MAJOR INTERNATIONAL CHAINS. In certain of its major, metropolitan markets, the Company competes directly with HMV and Virgin-- large, international music retailers-that, like the Company, emphasize a broad selection of titles. Management believes that HMV and Virgin tends to cater to a sophisticated and less price-sensitive customer base. Tower's customer base includes not only such customers but also extends to a much broader demographic. HMV and Virgin are expected to open additional stores, some of which may be in locations that would compete directly with Tower.

MALL-BASED MUSIC RETAILERS. The Company also competes with various mall-based music retailers such as Musicland, Trans World Entertainment, and Wherehouse Entertainment.

DISCOUNTERS AND CONSUMER ELECTRONICS STORES. Specialty music retailers have experienced increased competition from the entrance into the retail music industry of large discounters and consumer electronics stores such as Wal-Mart, K-mart, Target, Circuit City, Best Buy, Barnes and Noble and Borders. Many of these large discounters and consumer electronics stores typically feature BILLBOARD Top 50 recordings with minimal or no gross margin with the intent of generating additional store traffic and cross-selling other, higher margin products, such as consumer electronics.

MAIL ORDER CLUBS. The Company also competes with mail order clubs such as BMG Music and Columbia House. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and video and may have advantageous marketing relationships with their affiliates.

INTERNET AND OTHER. The Company expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. The further development of Internet and cable technologies, coupled with high quality digital recording technologies, enable direct downloading of recorded music by consumers, which could result in significant changes in existing distribution channels for prerecorded music. Such a development could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Trends Affecting the Music Industry."

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. Tower's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, Tower has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and Tower's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, in each of fiscal 2000 and 1999, the second quarter (November 1 through January 31) accounted for approximately 30% of annual sales. See Note 15 to Consolidated Financial Statements.

TRADEMARKS

Tower regards its trademarks and service marks as having significant worldwide value and as being important to its marketing efforts and brand name recognition. Tower has registered its TOWER RECORDS-VIDEO-BOOKS trademark and variations thereof, along with numerous other trademarks, with the United States Patent and Trademark Office on the Principal Register. The Company has applications pending for a number of additional trademarks. The Company also has registered its TOWER trademark, or variations thereof, in numerous foreign countries. The Company's policy is to pursue the registration of its trademarks whenever possible and to vigorously oppose any infringement of its trademarks and trade names.

EMPLOYEES

As of July 31, 2000, the Company employed approximately 7,158 persons, of whom approximately 890 were employed on a part-time basis. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

THE RECAPITALIZATION

Prior to April 1998, substantially all of the capital stock of the Company was owned by a revocable trust established by the Company's founder, Russell M. Solomon (the "Russell Solomon Trust"). In April 1998, the Company consummated certain transactions designed to consolidate substantially all of the Tower business operations in the Company (the "Reorganization") and also transferred certain assets to certain trusts, which were established for the benefit of Mr. Solomon's sons, Michael Solomon and David Solomon (the "Trusts"). As a result of the Reorganization, the Company is now a wholly-owned subsidiary of a holding company, Tower Records, Incorporated ("Parent"). The Reorganization included an exchange by the Company's shareholders of their common stock in the Company for a controlling equity interest in Parent. As part of the Reorganization, the Trusts and certain Solomon family members contributed to Parent certain business assets (subject to certain liabilities), including wholesale distribution operations, in exchange for the remaining equity interest in Parent. Separately, Parent contributed such assets and liabilities received from the Trusts and such Solomon family members to the Company.

RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

The Company's Substantial Indebtedness May Restrict the Conduct of the Company's Business

The Company is substantially leveraged. The Company's aggregate outstanding indebtedness was $311.6 million and the Company's shareholders' equity was $107.4 million at July 31, 2000. The Company also has substantial rental obligations. The Company's substantial degree of leverage could have the following effects: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes in the future could be reduced, (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, which reduces the funds available to the Company for other purposes, (iii) certain of the Company's borrowings are at variable rates of interest, which exposes the Company to interest rate fluctuation risk, (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions, and (v) the Company could be more vulnerable in the event of a downturn in general economic conditions or its business.

The Company's cash flow and capital resources may not be sufficient for payment of interest on and principal of its indebtedness in the future. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or restructure its debt. In the absence of sufficient cash flow and capital resources, the Company could face substantial liquidity problems and could be required to dispose of material assets or operations to meet its debt service and other obligations.

The Company's senior credit facility expires on April 23, 2001. The Company's future operating performance and ability to service or refinance its outstanding notes and the credit facility will be subject to the Company's ability to refinance its senior credit facility, future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance or guaranty that the Company will be successful in renewing or extending its senior credit facility or that any renewal or extension will be on terms that are favorable to the Company. In the event the Company is unable to renew its credit facility, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's Business Could be harmed by a Lack of Availability of Popular Music

The Company's business is affected by the release of "hit" music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. Entertainment product sales depend to some extent upon the availability of hit products. If there are no hit products, entertainment companies may be unprofitable even though the general economy is doing well. The Company cannot determine in advance the timing of these cycles or the future availability of hit products. Hit products are important because they generate customer traffic in our stores. The Company does not control the content of the products it sells and is dependent upon the major music and movie producers to continue to produce hit products. To the extent that new hits are not available, or not available at prices attractive to consumers, the Company's sales may be adversely affected.

The Company's Sales may suffer if the Company Does Not Accurately Predict Which of Any New Product or Distribution Technologies Will Be Accepted By Consumers

The emergence of new technologies may attract consumers from one technology to another and reduce sales and profit margins of existing technologies. For example, the shift from cassettes to CDs reduced the demand for cassettes. New technologies are also increasing the ways products can be offered to the public. A wide selection of music and video services can now be offered to consumers by the Internet, cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies. In particular, Internet and cable technologies coupled with high-quality digital recording technologies could allow direct downloading of recorded music by consumers. If technological advances were to result in significant changes in existing distribution channels for prerecorded music, the Company's business, financial condition or results of operations could be harmed. If the Company is unable to predict or participate in new product or distribution technologies that consumers accept widely, the Company's sales may suffer.

Increased Competition from Existing Retailers and Competing Home Entertainment Options May Adversely Affect the Company's Results

The retail music business is highly competitive. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs and independent operators, some of which have greater financial and other resources than the Company. In retail music sales, some of the Company's competitors have been expanding into the Company's markets. The Company also expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. This increased competition may reduce sales at the Company's stores, reduce the Company's gross margins, increase the Company's operating expenses and decrease the Company's profit margins in specific markets. If these competing home entertainment options continue to grow, retail stores may cease being a primary channel for distribution of recorded music, which could hurt the Company's ability to compete within the music retail business. See "Business-- Competition."

A Decline in Current Levels of Consumer Spending Could Reduce Sales

The Company's business is directly affected by the level of consumer spending. One of the primary factors that affect consumer spending is the general state of the local economies in which the Company operates. Lower levels of consumer spending in regions in which the Company has significant operations could have a negative impact on the Company's business, financial condition or results of operations.

Inability to Expand the Company's Operations Could Hurt the Company's Operating Results

The Company's future financial prospects will depend in part on its ability to open and operate new stores profitably. For the fiscal year ended July 31, 2000, the Company opened four new stores in the United States and eight new stores internationally. The Company intends to open additional stores in both existing and new U.S. and international geographic markets. However, the opening of additional stores in an existing market could result in lower net sales from existing Company stores in that market. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable store locations on acceptable terms, the hiring, training and retention of qualified management and other store personnel, the availability of appropriate financing and general economic conditions. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing product distribution facilities, store management controls, financial controls and information systems. Any failure by the Company to accommodate all of the demands which continuing expansion will impose on its operating systems or to effectively integrate new stores into the Company's existing operations could weaken the Company's business, financial condition and results of operations.

In addition, the new geographic markets into which the Company is expanding may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering certain new markets. If the Company opens stores in new markets that do not perform to the Company's expectations, if new stores do not reach profitability as soon as expected or if stores openings are delayed, the Company's business, financial condition or results of operations could be harmed.

Foreign Currency Fluctuations and Other Risks Relating to the Company's International Operations could Adversely Affect the Company's Results

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of the Company's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. Changes in certain exchange rates could negatively affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

International operations are also subject to a number of other special risks, including trade barriers, exchange controls, governmental expropriation, political risks and risks of increases in taxes. In addition, the laws of certain foreign countries do not protect the Company's trademark, trade name, copyright and other intellectual property rights to the same extent as do the laws of the United States. Also, various jurisdictions outside the United States have laws limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions are met. Earnings of international subsidiaries are subject to income taxes of non-U.S. jurisdictions that reduce cash flow available to meet required debt service and other obligations of the Company.

A Change in One or more of the Company's Vendors' Policies or the Company's Relationship with Those Vendors Could Adversely Affect the Company's Operations

The vast majority of the Company's purchases come from five major suppliers. As is standard in the music industry, the Company does not maintain long-term contracts with its suppliers but instead makes purchases through purchase orders. If the Company fails to maintain customary trade terms or enjoy positive vendor relations, it would have an adverse effect on the Company's results of operations and financial condition.

Any Failure by the Company to Comply with Restrictive Covenants in the Agreements Relating to the Company's Debt Obligations Could Hurt the Company's Business

The Company's existing credit facility contains a number of significant covenants that restrict the manner in which the Company conducts its business and requires the Company to comply with specified ratios and financial tests. The Indenture entered into by the Company in connection with the issuance of its subordinated notes also contains certain restrictive covenants. The Company's ability to comply with these covenant requirements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the relevant financing agreements that would permit the relevant lenders or debt holders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the credit facility to make further extensions of credit thereunder could be terminated.

Loss of Key Personnel Could Harm the Company's Business

The Company believes that its future prospects depend to a significant extent on the services of its executive officers, as well as its ability to attract and retain additional key personnel with the skills and expertise necessary to manage its planned growth. The loss or unavailability of the services of certain of the Company's executive officers and other key management personnel, including its founder, Russell M. Solomon, could harm the Company's business, financial condition and results of operations. See "Management."

Control of the Company by Russell M. Solomon May Impede Changes to the Company

Russell M. Solomon, Chairman and a director of the Company, beneficially owns a majority of the outstanding voting securities of the Company's parent corporation. Accordingly, Mr. Solomon has the ability to elect all of the members of the Board of Directors of the parent corporation and to determine the outcome of any matter submitted to the shareholders for approval, including corporate transactions such as mergers, consolidations and the sale of all or substantially all of the assets of the Company.

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

As of July 31, 2000, Tower's total leased space consisted of approximately 2.9 million square feet of space worldwide. As of July 31, 2000, the Company was a party to approximately 222 real estate leases and subleases, relating to nearly all of its store locations as well as its administrative and warehouse facilities. Substantially all of these are recorded as operating leases. The leases expire between 2000 and 2024, with renewal options varying between one and 20 years. Lease terms typically provide a minimum payment plus modifications for changes in the consumer price index and/or other specified increases. Most of the U.S. stores operate as stand-alone locations.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various claims, legal actions and complaints arising in the ordinary course of its business. The Company has recently been named and served as a defendant in three antitrust complaints filed following the May 10, 2000 announcement that the major music distributors (EMI Music Distribution, Bertelsmann Music Group, Inc., Warner-Elektra-Atlantic Corporation, Sony Music Entertainment, Inc., Universal Music and Video Distribution Corp.) had entered into a settlement agreement with the Federal Trade Commission ("FTC") in response to the FTC's inquiry into the implementation of minimum advertised pricing ("MAP") programs by the major recording companies. The first of these antitrust actions, entitled Arnold Samotny et al vs. BMG Music, et al, was filed on June 2, 2000 in the United States District Court for the Northern District of Illinois Eastern Division also naming the major music distributors, retailers and the Company. The Company and its co-defendants have also been named in a consumers' antitrust action entitled State of Florida et al vs. BMG et al filed on August 8, 2000 in the United States District Court for the Southern District of New York by the Attorneys General for 45 states in a consolidated action. A similar action, entitled Allison Lacy et al vs. BMG Music et al was subsequently filed on September 14, 2000 in the United States District Court for the Eastern District of Tennessee naming the major music distributors, retailers and the Company.

These three antitrust cases allege that the named defendants were engaged in a co-conspiracy to fix the prices of CDs in violation of federal and state antitrust, unfair trade practices, and consumer protection statutes. Because these antitrust cases are all still in the preliminary stages of litigation, it is difficult at this time to assess or predict potential damages, nor do these complaints set forth specific claims for monetary damages. The Company believes that the claims against it are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company's stockholders during the fourth quarter of fiscal 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public market for any class of the Company's common stock. As of July 31, 2000, Tower Records, Incorporated was the only shareholder of record of the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

The Company has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

The Company's Credit Agreement with Chase Manhattan Bank restricts the payment of dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                 FISCAL YEAR ENDED JULY 31,
                                      -----------------------------------------------------
                                        2000       1999       1998       1997       1996
                                      ---------  ---------  ---------  ---------  ---------
                                                                (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Net revenues...................... $ 1,099.9  $ 1,026.4  $ 1,008.1  $   991.8  $ 1,001.0
  Cost of sales.....................     745.4      694.9      684.2      669.3      676.1
                                      ---------  ---------  ---------  ---------  ---------
    Gross profit....................     354.5      331.5      323.9      322.5      324.9
  Selling, general and
   administrative expenses..........     301.4      276.3      269.3      267.6      270.4
  Depreciation and
    amortization....................      28.3       23.4       22.3       26.4       20.9
                                      ---------  ---------  ---------  ---------  ---------
  Income from operations............      24.8       31.8       32.3       28.5       33.6
  Other income expense:
  Interest expense..................      21.0       17.6       14.9       14.3       14.9
  Foreign currency
    translation gain (loss).........      (9.2)     (14.7)       1.1       (3.6)      (1.4)
  Other expenses....................       3.6        4.1        0.5        1.1        0.1
                                      ---------  ---------  ---------  ---------  ---------
  (Loss)income before taxes,minority
    interest,extraordinary item,
    and cumulative effect of
    change in accounting principle..      (9.0)      (4.6)      18.0        9.5       17.2
  Provision for income
    taxes...........................       1.1        3.7        8.1        4.5        7.0
                                      ---------  ---------  ---------  ---------  ---------
  (Loss)income before minority inter
    extraordinay item, and
    cummulative effect of change
    in accounting principle              (10.1)      (8.3)       9.9        5.0       10.2
  Other items(a)....................                 (0.5)       0.0       (1.5)      (0.2)
  Net(loss)income...................  ---------  ---------  ---------  ---------  ---------
                                     $   (10.1) $    (8.8) $     9.9  $     3.5  $    10.0
                                      =========  =========  =========  =========  =========

BALANCE SHEET DATA (AT PERIOD END):
  Total assets...................... $   627.3  $   586.2  $   545.4  $   544.6  $   528.8
  Total debt (including
    current maturities).............     311.6      283.1      231.9      211.3      202.8
  Shareholders' equity..............     107.4      115.7      120.8      134.0      135.1
  Other items is comprised of minority interests in net income of subsidiaries, cumulative effect of change in accounting principle and extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions is intended to identify forward-looking statements. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things, consumer demand for the Company's products, general economic conditions, unexpected increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of music and books, sales volumes, profit margins, the Company's continued availability of adequate capital to fund operations, the ability of the company to secure a renewal or refinance of its Senior Credit Facility, the performance of the Company's strategic initiatives, including the Internet and international expansion, the ability of the Company to implement its business strategy, international issues including currency exchange fluctuations and the impact of labor markets, the ability of the Company to successfully defend itself in ongoing and future litigation, unanticipated costs or problems relating to the information technology systems and new product and new release introductions on the Company's overall profitability. All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. For further information on other factors which could effect the financial results of the Company and such forward -looking statements, See "Risk Factors."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

NET REVENUES. Net revenues were $1.1 billion for the fiscal year ended July 31, 2000, an increase of $73.5 million or 7.2% (or 3.0 % excluding the effects of U.S. dollar foreign translation fluctuations) from $1.0 billion for the fiscal year ended July 31, 1999. The Company's net revenues were derived from U.S. revenues of $649.6 million and international revenues of $450.3 million for the fiscal year ended July 31, 2000 compared to $616.1 million in the U.S. and $410.3 million internationally for the fiscal year ended July 31, 1999. Record and tape sales for the period ended July 31, 2000 represented 87.8% of the Company's net revenues versus 86.1% for the period ended July 31, 1999. Retail sales represented 95.8% of the Company's net revenues for the twelve month period ended July 31, 2000 versus 96.6% for the twelve month period ended July 31, 1999. The increase in the Company's net revenues was primarily due to an increase in new store expansion and same store sales growth. Comparable same store sales growth was .6% which was predominately a reflection of gains in domestic same store sales growth.

GROSS PROFIT. Gross profit was $354.5 million for the fiscal year ended July 31, 2000, an increase of $23.0 million or 6.9%, from $331.5 million for the fiscal year ended July 31, 1999. Gross profit as a percentage of net revenues decreased slightly to 32.2% for the fiscal year ended July 31, 2000 as compared to 32.3% for the fiscal year ended July 31, 1999. The Company believes that the primary factor contributing to the slight decline was competitive Internet pricing in the United States associated with the Company's Internet growth and liquidation losses associated with the closing of 22 VHS rental locations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $301.4 million for the fiscal year ended July 31, 2000 an increase of $25.1 million or 9.1% from $276.3 million for the fiscal year ended July 31, 1999. As a percentage of net revenues, selling, general and administrative expenses increased .5% for the fiscal year ended July 31, 2000 as compared to the fiscal year ended July 31, 1999, primarily due to moderate increases in wages and rents in the United States and Japan, increased costs resulting from the Company's Internet activities and increased overhead costs in the United Kingdom and Latin America, resulting from decreasing sales.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $28.3 million for the fiscal year ended July 31, 2000 compared to $23.4 million for the fiscal year ended July 31, 1999, an increase of approximately $4.9 million, primarily due to a change in useful lives of its technology and intangible assets, in compliance with SOP 98-5.

INCOME FROM OPERATIONS. Income from operations was $24.8 million for the fiscal year ended July 31, 2000 a decrease of $7.0 million from $31.8 million for the fiscal year ended July 31, 1999. As a percentage of net revenues, income from operations decreased to 2.3% for the fiscal year ended July 31, 2000 from 3.1 % for the fiscal year ended July 31, 1999, due primarily from increased losses associated with the Company's Latin American and Internet operations, the rise in depreciation and amortization expense, and the increase in selling, general and administrative costs.

OTHER EXPENSE. Other expense (net) was ($33.8) million for the fiscal year ended July 31, 2000 compared to ($36.4) million for the fiscal year ended July 31, 1999, which represented a decrease of $2.6 million, primarily due to a reduction in net non-cash foreign currency transaction loss of $9.2 million for the fiscal year ended July 31, 2000 compared to a net foreign currency transaction loss of $14.7 million for the fiscal year ended July 31, 1999. This non-cash loss largely represented the translation back to U.S. dollars at the spot rate of the Company's yen-denominated debt and to a lesser extent, translation of intercompany obligations from the United Kingdom. The Company does significant business transactions in currencies other than the U.S. dollar. Exchange losses and gains result from the day- to- day fluctuations in foreign currency exchange rates, due primarily to the volatile yen and more recently the pound sterling as well as other Asian currencies against the U.S. dollar. Additionally, net interest expense increased to $21.0 million for the fiscal year ended July 31, 2000, as compared with $17.6 million for the fiscal year ended July 31, 1999. This increase was largely due to an increase in borrowings under the credit facility coupled with higher interest costs.

NET LOSS. As a result of the above, the Company reported a net loss of ($10.1) million for the fiscal year ended July 31, 2000, an increase of $1.3 million from a loss of ($8.8) million for the fiscal year ended July 31, 1999.

FISCAL YEAR ENDED JULY 31, 1999 COMPARED TO FISCAL YEAR ENDED JULY 31, 1998

NET REVENUES. Net revenues were $1.0 billion for the fiscal year ended July 31, 1999, an increase of $18.0 million or 1.8% or (2.7%) including the favorable effects of U.S. dollar-Japanese yen exchange rate movements, from $1.0 billion for the fiscal year ended July 31, 1998. The Company's net revenues were derived from U.S. sales of $616.1 million and international sales of $410.3 million for the fiscal year ended July 31, 1999 compared to $625.5 million in the U.S. and $382.6 million internationally for the fiscal year ended July 31, 1998. Record and tape sales for the period ended July 31, 1999 represented 86.1% of the Company's net revenues versus 86.2% for the period ended July 31, 1998. Retail sales represented 96.6% of the Company's net revenues for the fiscal year ended July 31, 1999 versus 97.3% for the fiscal year ended July 31, 1998. The increase in the Company's net revenues was primarily due to an increase in new store expansion and international same store sales growth. Comparable same store sales growth was (.9%) which was predominately a reflection of a decline in domestic same store sales growth.

GROSS PROFIT. Gross profit was $331.5 million for the fiscal year ended July 31, 1999 an increase of $7.5 million or 2.3% from $324.0 million for the fiscal year ended July 31, 1998. Gross profit as a percentage of net revenues increased slightly to 32.3% for the fiscal year ended July 31, 1999 as compared to 32.1% for the fiscal year ended July 31, 1998. The Company believes that the primary factors contributing to the slight improvement in gross profit margin during this period was management's pricing adjustments of dollar-sensitive product staying matched with the volatile Japanese yen.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $276.3 million for the fiscal year ended July 31, 1999 an increase of $7.0 million or 2.6% from $269.3 million for the fiscal year ended July 31, 1998. As a percentage of net revenues, selling, general and administrative expenses increased .2% for the fiscal year ended July 31, 1999 as compared to the fiscal year ended July 31, 1998 primarily due to rising occupancy and wage costs resulting from lower economies of scale in relation to lower domestic same store sales.

INCOME FROM OPERATIONS. Income from operations was $31.8 million for the fiscal year ended July 31, 1999, a decrease of $.6 million from $32.4 million for the fiscal year ended July 31, 1998. As a percentage of net revenues, income from operations decreased to 3.1% for the fiscal year ended July 31, 1999 from 3.2% for the fiscal year ended July 31, 1998, due primarily from the rise in selling, general and administrative costs.

OTHER EXPENSE. Other expense (net) was ($36.4) million for the fiscal year ended July 31, 1999 as compared to ($14.3) million for the fiscal year ended July 31, 1998,which represented an increase of $22.1 million which was primarily due to a net non-cash foreign currency transaction loss of ($14.7) million for the fiscal year ended July 31, 1999 compared to a net foreign currency transaction gain of $1.1 million for the fiscal year ended July 31, 1998. This non-cash loss largely represented the translation back to U.S. dollars at the spot rate of the Company's yen-denominated debt. The Company does significant business transactions in currencies other than the U.S. dollar. Exchange losses result from the day to day fluctuations in foreign currency exchange rates, due primarily to the Japanese yen and other currencies relative to the U.S. dollar. Additionally, net interest expense increased $2.7 million for the twelve months ended July 31, 1999, as compared with the twelve months ended July 31, 1998, largely due to an increase in borrowings under the revolving credit facility.

NET (LOSS) INCOME. As a result of the above, the Company reported a net loss of ($8.8) million for the fiscal year ended July 31, 1999, a decrease of $18.7 million or 189% from a profit of $9.9 million for the fiscal year ended July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of the Company's technological infrastructure.

Net cash provided by operating activities was $30.2 million and $15.0 million for the fiscal years ended July 31, 2000 and 1999, respectively. In 2000 net cash used for inventory purchases was $6.8 million versus $14.3 million for fiscal 1999, and was primarily related to inventory requirements associated with store growth, product group expansion and growth of the Company's wholesale business. The increase in cash flow from operations for fiscal 2000 compared to fiscal 1999 were primarily due to decreased demands on the Company's working capital.

Net cash used for investing activities was primarily geared to capital expenditures on stores, including the opening of four stores in the United States, eight stores internationally along with store relocations, refurbishments and technology investments totaling approximately $36.5 million with an additional $3.5 million used for video rental acquisition.

Net cash provided by financing activities in 2000 was $18.2 million, resulting principally from borrowings under the Company's credit facility. Net cash provided by financing in 1999 was $26.8 million, which resulted primarily from net borrowings under the Company's credit facility.

Interest payments on the senior subordinated notes and on the credit facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2001 are expected to be approximately $37.0 million, of which approximately $7.5 million will be related to maintenance and required technological capital improvements.

The Company's Senior Credit Facility expires in April, 2001. The Company intends to renew the credit facility prior to expiration and believes that the cash flow generated from its operations, together with amounts available under the renewed credit facility, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently expected capital expenditures and other operating expenses for the next twelve months. The existing revolving credit facility provides the Company with available borrowings up to an aggregate amount of $275.0 million, of which approximately $150.0 million can be borrowed in Japanese yen and a portion in British pounds, subject to compliance with the borrowing base formula. As of July 31, 2000, approximately $264.6 million was available under the Senior Credit Facility based upon the borrowing base formula, of which $188.1 million had been drawn. The $188.1 million includes an increase of $5.2 million due to yen debt translated back to U.S. dollars at the spot rate on July 31, 2000. The Company's future operating performance and ability to service or refinance the notes and the credit facility will be subject to the Company's ability to refinance its Senior Credit Facility maturing April 23, 2001, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance or guaranty that the Company will be successful in renewing or extending its Senior Credit Facility or that any renewal or extension will be on terms that are favorable to the Company. In the event the Company is unable to renew its credit facility, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. Tower's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, Tower has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and Tower's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, in each of fiscal 1999 and 2000, the second quarter (November 1 through January 31) accounted for approximately 30% of annual sales. See Note 15 to Consolidated Financial Statements.

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

FOREIGN EXCHANGE MANAGEMENT

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of Tower's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. The Company believes that the matching of revenues and expenses in local currency, as well as its foreign exchange hedging activities and borrowings in foreign currencies, mitigate the effect of fluctuating currency exchange rates. Nonetheless, changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations. See "Risk Factors" and "Quantitative and Qualitative Disclosures about Market Risk."

ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS 133 require all derivative instruments to be recognized on the balance sheet as assets or liabilities at fair value. The Company adopted SFAS 133, as amended, on August 1, 2000. Commencing in fiscal 2001, the Company will record its derivatives on the balance sheet at fair value and reported adjustments to fair value through income. Given the Company's limited use of derivatives, the cumulative effect of adopting SFAS 133 is not expected to be material.

YEAR 2000

To date, the Company has not experienced any significant business disruptions to its operations or business systems as a result of the transition from 1999 to 2000. Although the risks associated with Year 2000 readiness peaked with the change of the date from December 31, 1999 to January 1, 2000, there is a risk that a Year 2000 related issue could surface within the year. The Company plans to continue to devote the necessary resources to monitor and resolve all significant Year 2000 issues in a timely manner. However, if third parties upon which the Company relies fail to adequately address any of their Year 2000 problems, it could disrupt the Company's business and the Company could experience delays in receiving product from vendors, shipping product to stores, accessing various types of information or communicating effectively with financial institutions or vendors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest-rate changes and foreign currency fluctuations. The Company does not enter into market risk sensitive instruments for trading purposes. In the ordinary course of its business, the Company enters into debt instruments, including instruments with short-term maturities. The Company could be exposed to a higher interest rate at the time such debt instruments are renewed or refinanced. Certain of the Company's debt instruments contain terms that permit the Company to cap the interest rate at a maximum rate. In the past, the Company has purchased interest rate hedges to manage the risk associated with interest rate variations. At present, the Company is party to a yen-denominated interest rate swap in the amount of $20.1 million, and may enter into such arrangements from time to time in the future.

Of the Company's current long-term debt, $110 million bears a fixed interest rate and is payable in 2005. The Company prepared sensitivity analyses of the balance of its financial instruments to determine the impact of hypothetical changes in interest rates on the Company's results of operations, cash flows, and the fair value of its financial instruments. The interest-rate analysis assumed a one hundred basis point adverse change in interest rates on all variable rate financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. Based on the results of such analysis, the Company concluded that a one hundred basis point adverse change in interest rates from year-end 1999 levels would not materially affect the Company's results of operations, cash flows, or the fair value of its financial instruments.

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

The Company prepared sensitivity analyses of its yen-denominated financial instruments to determine the impact of hypothetical changes in foreign exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The analysis assumed a 10% adverse change in exchange rates on such financial instruments but did not consider other effects on economic activity that could exist in such an environment. Based on the results of such analysis, the Company concluded such an adverse change in exchange rates from year-end levels would materially affect the Company's results of operations, cash flows or the fair value of its financial instruments, as is the case in the current year, in which the adverse change in the exchange rate was 4.7% from the rate at the end of the prior year, resulting in a foreign currency loss of $5.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

The Financial Statements are set forth herein commencing on page F-1 of this Report. and include herein:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MTS, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MTS, INCORPORATED (a California corporation) and Subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTS, Incorporated and subsidiaries as of July 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming and opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements are presented for purposes of complying with the Securities Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Sacramento, California
October 27, 2000

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)

                                                                  July 31,
                                                            ----------------------
                                                               2000        1999
                                                            ----------  ----------
                          ASSETS
Current Assets:
  Cash and cash equivalents............................... $   21,486  $   24,705
  Receivables, less allowance for doubtful accounts of $2,
  and $1,896, respectively..................................   31,457      26,378
  Merchandise inventories.................................    293,429     271,713
  Prepaid expenses........................................     12,728      11,212
  Deferred tax assets.....................................     12,694       8,241
                                                            ----------  ----------
      Total current assets................................    371,794     342,249
Fixed assets, net.........................................    207,440     196,864
Deferred tax assets.......................................      9,648       9,794
Other assets..............................................     38,396      37,250
                                                            ----------  ----------
      Total assets........................................ $  627,278  $  586,157
                                                            ==========  ==========

           LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt.................... $  191,325  $    2,971
  Accounts payable........................................    165,701     150,332
  Accrued liabilities.....................................     39,456      32,942
  Income taxes payable....................................         95         786
  Deferred revenue, current portion.......................      2,959       3,098
                                                            ----------  ----------
      Total current liabilities...........................    399,536     190,129
Long-term Liabilities:
  Long-term debt, less current maturities.................    120,238     280,169
  Deferred revenue, less current portion..................        144         157
                                                            ----------  ----------
      Total liabilities...................................    519,918     470,455
                                                            ----------  ----------

Commitments and contingencies (Notes 11 and 16)

Shareholder's Equity:
  Common stock:
    Class B, no par value; 10,000,000 shares authorized;
      1,000 shares issued and outstanding at July 31,
      2000 and 1999.......................................          6           6
  Retained earnings.......................................    126,138     136,278
  Accumulated other comprehensive income..................    (18,784)    (20,582)
                                                            ----------  ----------
      Total shareholder's equity..........................    107,360     115,702
                                                            ----------  ----------
      Total liabilities and shareholder's equity.......... $  627,278  $  586,157
                                                            ==========  ==========

The accompanying notes are an integral part of these financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS)

                                                  FOR THE YEARS ENDED JULY 31,
                                               -------------------------------------
                                                   2000          1999        1998
                                               -------------  ----------  ----------
Net revenue.................................. $   1,099,931  $1,026,379  $1,008,146
Cost of sales................................       745,376     694,910     684,201
                                               -------------  ----------  ----------
   Gross profit..............................       354,555     331,469     323,945
Selling, general and administrative
  expenses...................................       301,445     276,262     269,263
Depreciation and amortization................        28,320      23,387      22,287
                                               -------------  ----------  ----------
    Income from operations...................        24,790      31,820      32,395
Other income and (expenses):
  Interest expense...........................       (20,993)    (17,596)    (14,921)
  Foreign currency translation gain
    (loss)...................................        (9,204)    (14,713)      1,082
  Other expenses.............................        (3,585)     (4,068)       (455)
                                               -------------  ----------  ----------
    (Loss) income before taxes, minority
      interest and  cumulative effect of
      change in accounting principle.........        (8,992)     (4,557)     18,101
Provision for income taxes...................         1,148       3,774       8,096
                                               -------------  ----------  ----------
    (Loss) income before minority interest
      and cumulative effect of change in
      accounting principle...................       (10,140)     (8,331)     10,005

Minority interest in net income of
  subsidiaries...............................         --             --         139
                                               -------------  ----------  ----------
    (Loss) income before cumulative
      effect of change in accounting
      principle..............................       (10,140)     (8,331)      9,866

Cumulative effect of change in accounting
    principle, net of income taxes of $317...         --           (475)         --
                                               -------------  ----------  ----------
    Net (loss) income........................ $     (10,140) $   (8,806) $    9,866
                                               =============  ==========  ==========

Basic and diluted (loss) earnings per share.. $  (10,139.85) $(8,805.57) $ 9,865.72
                                               =============  ==========  ==========

The accompanying notes are an integral part of these financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED JULY 31, 2000, 1999, AND 1998
(DOLLARS IN THOUSANDS)

                                         Common Stock
                             -------------------------------------                           Accumulated
                                Series A           Series B         Additional                  Other
                             --------- -------- --------- --------   Paid-in     Retained    Comprehensive
                              Shares    Amount   Shares    Amount    Capital     Earnings       Income       Total
                             --------  -------- --------  --------  ----------  -----------  ------------  ---------
Balance, July 31, 1997......     500  $      3      500  $      3  $      780  $   150,238  $    (16,993) $ 134,031
  Comprehensive income:
  Net income................    --        --       --        --         --           9,866        --          9,866
  Foreign translation
  adjustment,net of taxes...    --        --       --        --         --          --            (7,299)    (7,299)
                                                                                                           ---------
  Total comprehensive income    --        --       --        --         --          --            --          2,567
Trust Distribution..........    --        --       --        --          (780)     (15,020)       --        (15,800)
Conversion of Class A to
   Class B common shares as
    part of Reorganization..    (500)       (3)     500         3       --          --            --          --
                             --------  -------- --------  --------  ----------  -----------  ------------  ---------
Balance, July 31, 1998......    --        --      1,000         6       --         145,084       (24,292)   120,798
  Comprehensive income:
  Net loss..................    --        --       --        --         --          (8,806)         --       (8,806)
  Foreign translation
  adjustment, net of taxes..    --        --       --        --         --          --             3,710      3,710
                                                                                                           ---------
Total comprehensive income..                                                                                 (5,096)
                             --------  -------- --------  --------  ----------  -----------  ------------  ---------
Balance, July 31, 1999......    --        --      1,000         6       --         136,278       (20,582)   115,702
  Comprehensive income:
  Net loss..................    --        --       --        --         --         (10,140)         --      (10,140)
  Foreign translation
  adjustment, net of taxes..    --        --       --        --         --          --             1,798      1,798
                                                                                                           ---------
Total comprehensive income..                                                                                 (8,342)
                             --------  -------- --------  --------  ----------  -----------  ------------  ---------
Balance, July 31, 2000......    --    $   --      1,000  $      6  $    --     $   126,138  $    (18,784) $ 107,360
                             ========  ======== ========  ========  ==========  ===========  ============  =========

The accompanying notes are an integral part of these financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS)

                                                    FOR THE YEARS ENDED JULY 31,
                                                 -------------------------------
                                                   2000       1999       1998
                                                 ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net(loss) income............................. $ (10,140) $  (8,806) $   9,866
  Adjustments to reconcile net(loss)income
    to net cash provided by operating
    actvities:
    Depreciation and amortization..............    30,658     27,870     28,558
    Provision for losses on
      accounts receivable......................       289        286      1,087
    Loss on disposal of assets.................     7,076      5,547      3,011
    Exchange (gain) loss.......................    12,556     14,096     (2,626)
    Other non-cash (income) expense............       176       (247)       348
    Benefit from deferred taxes................    (3,151)      (260)    (3,425)
    Minority interests in net income of
      subsidiaries.............................        --         --        139
    Cumulative effect of change in accounting
      principle................................        --        475         --
    (Decrease) increase in cash resulting
      from changes in:
      Accounts receivable......................    (5,079)    (3,283)   (10,421)
      Inventories..............................   (21,716)   (10,710)    22,394
      Prepaid expenses.........................    (1,516)    (4,593)     2,740
      Accounts payable.........................    15,369     (7,111)   (21,238)
      Accrued liabilities and income taxes paya     5,823      1,884      2,697
      Deferred revenue.........................      (152)      (166)       360
                                                 ---------  ---------  ---------
        Net cash provided by operating
          activities...........................    30,193     14,982     33,490
                                                 ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets..................   (39,999)   (39,799)   (30,686)
  Acquisition of investments...................    (3,301)    (3,481)    (6,179)
  Increase in deposits.........................      (457)      (434)    (2,165)
  Refund of deposits...........................        28        247        170
  Increase in intangibles......................      (429)      (899)    (6,410)
                                                 ---------  ---------  ---------
        Net cash used in investing activities..   (44,158)   (44,366)   (45,270)
                                                 ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans to shareholder, officers and
     employees.................................        --       (277)       (90)
  Proceeds from employee loan repayments.......       280        292        106
  Trust distributions..........................        --         --       (240)
  Principal payments under long-term
    financing agreements.......................   (61,736)    (2,495)  (220,499)
  Proceeds from issuance of long-term
    financing agreements.......................    79,651     29,306    249,493
                                                 ---------  ---------  ---------
        Net cash provided by financing
          activities...........................    18,195     26,826     28,770
                                                 ---------  ---------  ---------
Effect of exchange rate changes on cash........    (7,449)    12,654     (8,988)
                                                 ---------  ---------  ---------
        Net (decrease) increase in cash and
          cash equivalents.....................    (3,219)    10,096      8,002
Cash and cash equivalents, beginning of period.    24,705     14,609      6,607
                                                 ---------  ---------  ---------
Cash and cash equivalents, end of period....... $  21,486  $  24,705  $  14,609
                                                 =========  =========  =========

Cash paid for interest......................... $  21,094  $  17,772  $  12,872
                                                 =========  =========  =========

Cash paid for income taxes..................... $   6,581  $   5,709  $   6,258
                                                 =========  =========  =========

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

The Company has a 50% investment in a foreign joint venture that is accounted for using the equity method. In June, 1998, the Company acquired the remaining stock of a joint venture from its former partner; consequently, income or loss of this operation is included in the consolidated statement of operations from the date that the Company acquired a controlling interest.

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

INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The Company does not provide an allowance for inventory markdowns, due to music industry return policies, which generally provide for full recovery of cost upon return.

PROPERTY AND EQUIPMENT--Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Depreciation is computed on all fixed assets with the exception of land. Buildings are depreciated over 40 years, leasehold improvements over an average of 15 years, store fixtures over 7 to 10 years, and equipment and vehicles over 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Amortization of video rental cassettes is calculated based on a straight-line method over three years. When the popularity of renting the new release declines (usually after approximately six months) redundant copies are transferred from rental stock to merchandise inventories for sale to customers at net realizable value. A write down to net realizable value is recorded in cost of sales at the time of the transfer from rental to held-for-sale classification.

The Company records software developed for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, software developed internally for the use by the Company is capitalized only during the application development stage and only certain costs are capitalized.

STORE PREOPENING COSTS--Costs of a noncapital nature incurred prior to opening of new stores are expensed as incurred.

INTANGIBLES--Intangibles primarily represent the excess of cost over the fair value of businesses acquired and debt issuance costs. The Company amortizes goodwill using the straight-line method over 20 years. Debt issuance costs are amortized over the term of the related debt using the effective interest rate method. Management periodically evaluates intangibles for indications of impairment based on operating results of the related business. If this evaluation indicates that the intangible asset will not be recoverable, as determined based on the undiscounted cash flows related to the intangible asset over the remaining life of the asset, the carrying value of the related intangible asset will be reduced to fair value.

IMPAIRMENT OF LONG-LIVED ASSETS--Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GIFT CERTIFICATES--The Company offers gift certificates for sale. A deferred income account is established for gift certificates issued. When gift certificates are redeemed at the store level, the deferred income account is charged and revenue is credited.

INCOME TAXES--The Company accounts for income taxes under the liability method. Deferred taxes are recorded based on the difference between the financial statement and tax basis of assets and liabilities. The valuation allowances are established to reduce deferred tax assets if it is more likely than not that all, or a portion, of the deferred tax asset will not be realized.

EARNINGS PER SHARE--Effective 1998, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE, which was effective for accounting periods ending after December 15, 1997. SFAS No. 128 changed the method of calculating earnings per share and requires a dual presentation of basic and diluted earnings per share. In accordance with the provisions of SFAS No. 128, earnings per share information for all periods presented have been stated under the methodology and disclosures specified in SFAS No. 128.

REVENUE RECOGNITION--The Company's revenue is primarily from retail sales comprised of recorded music (including compact discs and audio cassettes), video sales (including recorded video cassettes, laser discs and DVD) and other complementary products (including books, magazines, blank tapes, software titles, personal electronics and accessories) through the Company's stores and are recognized at the point of the retail transaction. Reductions of revenues for returns by customers are generally provided at the point of the return due to infrequency and occurrence within short intervals of the sale and immateriality to the financial statements.

TRANSLATION OF FOREIGN CURRENCY--The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur, excluding gains and losses from long-term intercompany balances, that are reported as a separate component of shareholder's equity.

FORWARD EXCHANGE CONTRACTS-- The Company enters into forward exchange contracts as an economic hedge against liabilities denominated in foreign currency. Market value gains and losses on hedge contracts are recognized in the statements of operations and offset forward exchange gains and losses recognized on the liabilities denominated in foreign currency. Counter parties to these forward exchange contracts are major financial institutions. Credit loss from counter party nonperformance is not anticipated.

ADVERTISING EXPENSE--Advertising expenses are recorded as an expense when incurred. Cooperative advertising rebates and supplier promotional and in-store advertising reimbursements earned are recognized as reductions to advertising expense in the period the advertisements are run or the merchandising programs are provided. Certain other rebates and listening station fees from media vendors are also credited to advertising expense in the period the related advertising expenses are incurred. Such rebates and reimbursements are in consideration for ad production and placement activities performed by the Company, and are negotiated under contractual agreements on a case-by-case basis. Net advertising and marketing revenue was ($9,060,000), ($8,025,000) and ($4,724,000) for the years ended July 31, 2000, 1999 and 1998, respectively.

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

The Company is a worldwide specialty retailer of prerecorded music, video, books and other related products. Certain of the Company's stores offer video and other products for rental. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers, and retail distribution methods, and as such are reported as a single segment. Geographic presentation relating to the Company's foreign operations is disclosed in Note 14.

SFAS No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS 133 require all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges under SFAS 133 must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in other comprehensive income until the underlying hedged item is recognized in earnings.

The Company adopted SFAS 133, as amended, on August 1, 2000. Commencing in fiscal 2001, the Company will record its derivatives on the balance sheet at fair value and reported adjustments to fair value through income. Given the Company's limited use of derivatives, the cumulative effect of adopting SFAS 133 will not be material.

RECLASSIFICATIONS-- Certain reclassifications have been made to conform prior years' financial statements to the current year's presentation.

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

The Reorganization included an exchange by the Company's shareholders of their common shares in the Company for a controlling equity interest in the Parent. As part of the Reorganization, two irrevocable trusts established by the Company's principal shareholder for the benefit of his sons (the Trusts) and the shareholders of two S corporations (the S Corporations), contributed certain assets, liabilities and equity ownership interests in businesses to the Parent in exchange for the remaining equity interest in the Parent. The assets, liabilities and businesses contributed by the Trusts and the shareholders of the S Corporations consist of one Tower store, land used in the Tower business, trademark rights to the Tower name in Japan and all royalties accrued in connection therewith after February 1, 1998, a recorded music wholesale operation, intercompany receivables and payables, bank debt and the cash surrender value as of April 1998 of certain second-to-die split value life insurance policies on the lives of the Parent's principal shareholder and his wife. The Parent then contributed to the Company the assets and liabilities it received from the Trusts and the shareholders of the S corporations.

The Reorganization was a combination of businesses under common control and, accordingly, has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities the Company received from the Parent in the Reorganization and the historical results of operations of such business assets are included, on a retroactive basis, in the Company's consolidated balance sheets and statements of operations for all periods presented at the previous accounting basis of the Trusts and shareholders of the S corporations.

Subsequent to July 31, 1998, the Company eliminated by upstream merger the subsidiary of T.R. Services. Additionally, the Company reacquired all minority interests in certain subsidiaries of MTS, INCORPORATED which the Company eliminated through upstream mergers into the Company. The Company also eliminated Tower Domestic, Inc. and Queen Anne Record Sales, subsidiaries of the Company, through upstream mergers into the Company.

Prior to and apart from the Reorganization, the Company transferred to the Trusts certain assets valued at $2,860,000 in exchange for inventory with an equal value. The sale price of these assets was determined based on independent appraisals or estimates of the fair market value of the assets that the Company believes to be reasonable.

In the Reorganization, the Trusts transferred to the Parent certain business assets, liabilities, intercompany accounts, and the cash surrender value of certain life insurance policies and retained their cash, certain receivables and other assets and liabilities with an aggregate net book value of $15,800,000, net of related deferred taxes. The principal asset retained is an interest bearing trademark royalty receivable from the Company amounting to $12,891,000, offset by a related deferred tax liability of $5,801,000. Since the Company's consolidated financial statements include the Trust's assets and liabilities on a retroactive basis; the net assets retained by the Trusts are reflected as non-cash distributions of retained earnings on the date of the Reorganization.

In accordance with the Company's articles of incorporation, each outstanding share of its Class A common stock automatically converted to one share of Class B common stock upon exchange of the Company's common shares by the shareholders for shares of the Parent as part of the Reorganization.

NOTE 3--EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

                                             FOR THE YEARS ENDED JULY 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
(Loss) income available to common
  shareholder before cumulative effect
  of change in accounting principle..... $   (10,140) $    (8,331) $     9,866
Cumulative effect of change in
  accounting principle..................        --           (475)        --
                                          -----------  -----------  -----------
                                         $   (10,140) $    (8,806) $     9,866
                                          ===========  ===========  ===========

Weighted average shares outstanding for
  determination of:
  Basic earnings per share..............       1,000        1,000        1,000
                                          ===========  ===========  ===========

  Diluted earnings per share............       1,000        1,000        1,000
                                          ===========  ===========  ===========

Basic earnings per share:
  On (loss) income before cumulative
   effect of change in  accounting
   principle............................ $(10,140.00)   (8,330.74) $  9,865.72
  On cumulative effect of change in
   accounting principle.................        --        (474.83)        --
                                          -----------  -----------  -----------
  On (loss) net income.................. $(10,140.00)   (8,805.57) $  9,865.72
                                          ===========  ===========  ===========

Diluted (loss) earnings per share is the same as basic earnings per share since the Company has a simple capital structure with only common shares outstanding.

NOTE 4--RECEIVABLES

Receivables consist (in thousands):

                                                                July 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Trade receivables, less allowance for doubtful
  accounts of $1,597 and $1,312 for 2000 and
  1999, respectively................................. $    20,968  $    18,449
Officers and employee receivables, including
  notes, less allowance for doubtful accounts
  of $588 and $584 for 2000 and 1999,
  respectively.......................................         870          841
Other receivables....................................       9,619        7,088
                                                       -----------  -----------
                                                      $    31,457  $    26,378
                                                       ===========  ===========

The Company has receivables of approximately $9,141,000 and $8,406,000 from sales of product for resale and supplies to unconsolidated foreign joint ventures at July 31, 2000 and 1999 respectively, included in trade receivables.

NOTE 5--FIXED ASSETS

Fixed assets consist of (in thousands):

                                                                July 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Land................................................. $     9,737  $     9,730
Buildings............................................      19,118       19,057
Leasehold improvements...............................     169,859      156,506
Video rental.........................................       9,273       13,517
Store fixtures.......................................      51,584       47,722
Equipment............................................     139,765      117,870
Vehicles.............................................         516          508
                                                       -----------  -----------
                                                          399,852      364,910
Less: accumulated depreciation and amortization......     192,412      168,046
                                                       -----------  -----------
                                                      $   207,440  $   196,864
                                                       ===========  ===========

The cost to build new store fixtures and improvements includes a portion of interest expense. Interest capitalized was $661,000 and $382,000 for the years ended July 31, 2000 and 1999 respectively.

Depreciation and amortization of fixed assets was $30,658,000, $27,280,000 and $27,113,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

NOTE 6--OTHER ASSETS

                                                                July 31,
                                                       ------------------------
Other assets consist of (in thousands):                   2000         1999
                                                       -----------  -----------
Notes receivable, officers and employees,
  less current portion............................... $     1,718  $     2,320
Investment in foreign joint ventures.................       1,217        1,129
Securities and Artwork ..............................          35           10
Cash surrender value of officers' life insurance.....      18,868       15,650
Deposits.............................................       8,898        8,298
Goodwill, debt issuance costs and other intangible
  assets, net of accumulated amortization of
  $8,766 for 2000 and $6,286 for 1999,
  respectively.......................................       7,660        9,843
                                                       -----------  -----------
                                                      $    38,396  $    37,250
                                                       ===========  ===========

Cash surrender value of life insurance at July 31, 2000 includes $15,432,000 as to split value life insurance policies on the lives of the Company's Parent's principal shareholder and his wife for the benefit of certain family trusts. Under the terms of the policies, the Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company, except for one group of policies as to which the Company will receive the first proceeds of the policies up to the sum of the aggregate premiums paid by the Company plus $14,674,000 representing the cash surrender value of the policies when received by the Company in April 1998 as part of the Reorganization. The balance of the proceeds will be paid to the Trusts. Premiums on the policies amount to $3.6 million per year, which are recorded as expense, net of increases in the cash surrender value of the policies. Life insurance expense related to these policies amounted to $282,000, $280,000 and $279,000 in the years ended July 31, 2000, 1999, and 1998, respectively.

NOTE 7--LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                July 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
9.375% Senior Subordinated Notes,
  uncollateralized, interest payable
  semiannually, principal due May 2005............... $   110,000  $   110,000
Senior Revolving Credit Facility, collateralized:
  Dollar-based, variable interest payable
    monthly (7.39% to 7.51% at July 31, 2000),
    principal due April 2001.........................      74,000       51,000
  Yen-based, variable interest payable
    monthly (.92% to 1.38% at July 31, 2000),
    principal due April 2001.........................     114,055      110,537
Other obligations, 7.0% to 12.5%, principal
  and interest generally due in monthly
  installments, collateralized by certain
  real property, equipment and leasehold
  improvements.......................................      13,508       11,603
                                                       -----------  -----------
Total Long-term Debt.................................     311,563      283,140
Less Current Portion.................................     191,325        2,971
                                                       -----------  -----------
Non-current Debt..................................... $   120,238  $   280,169
                                                       ===========  ===========

In April 1998 the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines senior notes and term notes by consummating an offering of $110.0 million of 9.375% senior subordinated notes (Notes) and entering into a senior revolving credit facility (Credit Facility) of up to $275.0 million.

The Notes have options to redeem in part at various premiums throughout the duration of the indenture. The Credit Facility consists of two sub-facilities (one for a maximum of $125.0 million and one for Japanese yen of Y 19,810,500,000, which amounted to
$150.0 million at inception) and matures in April 2001 The Company intends to renew the credit facility prior to expiration.
Management believes that the cash flow generated from its operations, together with amounts available under this renewed credit facility, should be sufficient to fund its debt service requirements, and other cash flow needs for the next twelve months.  The
Company's future operating performance and ability to service or refinance the notes and the credit facility will be subject to the
Company's ability to secure a refinance on its Senior Credit Facility maturing on April 23, 2001, future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Maximum borrowings under the Credit Facility are subject to a borrowing base formula and are collateralized by a majority of the
Company's inventory, accounts receivable and a pledge of 65% of the capital stock of its Japanese subsidiary. Subject to borrowing base availability the Credit Facility provides for borrowings by the Company of up to $275,000,000. As of July 31, 2000, $264,608,000
of borrowing capacity was available to the Company under the Credit Facility of which $188,055,000 was outstanding. The Credit
Facility bears interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR Rate, Yen Base
Rate and Euro Rate, plus an annual facility fee payable by the Company.

There are various restrictive terms and covenants under the senior subordinated notes and revolving credit facility relating to occurrence of material adverse financial operating conditions, minimum levels of net worth, minimum fixed charge ratios, balance sheet ratios and leverage ratios, certain debt and certain limitations on additional indebtedness, liens or encumbrances on assets, long-term lease transactions, capital expenditures, and issuance of capital stock, of which the Company is in compliance.

Maturities of long-term debt obligations are as follows (in thousands):

                      Year Ending July 31,             Maturities
-----------------------------------------------------  -----------
  2001............................................... $   191,325
  2002...............................................       2,078
  2003...............................................       1,789
  2004...............................................       1,171
  2005...............................................       1,091
  Thereafter.........................................     114,109
                                                       -----------
             Total................................... $   311,563
                                                       ===========

NOTE 8--INTEREST RATE INSTRUMENTS

During 2000 and 1999 the Company was party to an interest rate swap covering debt with a total amount of $20.1 million
(approximately Y2.200.000.000) outstanding. This swap, currently outstanding and expiring in March 2001, changes the floating interest rate exposure on Y2.200.000.000 of bank loans to a fixed interest rate exposure of 1.49%.

NOTE 9--DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments approximates the related carrying value. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Notes Receivable - The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

NOTE 10--SHAREHOLDER'S EQUITY

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

In accordance with the Company's Articles of Incorporation, each share of Class A common automatically converted into one share of
Class B common stock upon the exchange by the shareholder's of the Company's common shares for shares of the Parent as part of the
Reorganization (see Note 2).

PREFERRED STOCK--Preferred stock (1,000,000 shares authorized; none outstanding) may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to or imposed upon unissued series of preferred stock and to fix the number of shares of any such series.

NOTE 11--LEASES

OPERATING LEASES--The Company leases substantially all of its retail stores, warehouses and administrative facilities. Those operating lease agreements expire through 2024 and generally have renewal options of one to twenty years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes.

Minimum future obligations on noncancelable operating leases are as follows (in thousands):

                      Year Ending July 31,               Amount
-----------------------------------------------------  -----------
  2001............................................... $    38,061
  2002...............................................      36,801
  2003...............................................      35,844
  2004...............................................      28,928
  2005...............................................      24,454
  Thereafter.........................................     140,392
                                                       -----------
    Total Minimum Future Rental Payments............. $   304,480
                                                       ===========

Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for the years ended July 31, 2000, 1999 and 1998 are as follows (in thousands):

                                             FOR THE YEARS ENDED JULY 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Minimum rentals......................... $    74,845  $    68,507  $    63,772
Contingent rentals......................       6,204        5,392        5,136
                                          -----------  -----------  -----------
                                         $    81,049  $    73,899  $    68,908
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

                                             FOR THE YEARS ENDED JULY 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Current:
  U.S. Federal.......................... $       942  $     1,216  $    10,055
  State and Local.......................       1,786        1,462        1,215
  Foreign...............................       1,571        1,356          251
                                          -----------  -----------  -----------
                                               4,299        4,034       11,521
                                          -----------  -----------  -----------
Deferred:
  U.S. Federal..........................      (1,328)        (761)         124
  State and Local.......................        (682)        (416)        (226)
  Foreign...............................      (1,141)         917       (3,323)
                                          -----------  -----------  -----------
                                              (3,151)        (260)      (3,425)
                                          -----------  -----------  -----------
Provision for income taxes.............. $     1,148  $     3,774  $     8,096
                                          ===========  ===========  ===========

The effective tax rates (i.e. provision for income taxes as a percent of income before income taxes) differs from the statutory federal income tax rate as follows (in thousands, except percentages):

                                                         FOR THE YEARS ENDED JULY 31,
                                             -----------------------------------------------------
                                                   2000              1999              1998
                                             ----------------- ----------------- -----------------
                                              Amount  Percent   Amount  Percent   Amount  Percent
                                             -------- -------- -------- -------- -------- --------
Federal income tax, at statutory rate....... ($3,147)   -35.0% ($1,595)   -35.0%  $6,335     35.0%
Trust taxes in excess of C corporation rate.    --       --       --       --        246      1.4%
State and local income taxes, net of
 federal income tax benefit.................    (352)    -3.9%    (169)    -3.7%   1,023      5.7%
State franchise and capital tax..............    540      6.0%     513     11.3%    --       --
Change in valuation allowance................  3,012     33.5%   3,507     76.9%    --       --
Foreign taxes...............................   1,571     17.5%   1,710     37.5%   3,073     17.0%
Foreign tax credit recognized...............  (1,244)   -13.8%    (903)   -19.8%  (3,073)   -17.0%
Other, principally permanent
  differences...............................     768      8.5%     711     15.6%     492      2.7%
                                             -------- -------- -------- -------- -------- --------
Provision for income taxes..................  $1,148     12.8%  $3,774     82.8%  $8,096     44.8%
                                             ======== ======== ======== ======== ======== ========

The effective tax rate prior to the Reorganization in April 1998 was influenced by higher statutory tax rates applicable to trust income than to C Corporation income and deductibility of distributions of trust income within certain time frames when earned.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

                                                                    July 31,
                                                               --------------------
                                                                 2000       1999
                                                               ---------  ---------
Deferred tax assets:
  Foreign translation.........................................$   7,758  $   4,596
  Foreign tax credits........................................     3,688      2,294
  Cumulative translation adjustment to shareholders' equity..    13,504     13,740
  Tax, but not book, gain on transactions between MTS
    and Trusts...............................................     2,964      3,292
  California state franchise tax.............................         0        279
  Vacation Accrual...........................................       895        751
  Capitalized inventory costs................................       629        513
  Differences between tax and accounting in
    inclusion of income from foreign operations..............     3,964        958
  Other nondeductible expenses and accelerated
    income items.............................................       555        356
                                                               ---------  ---------
    Total deferred tax assets................................    33,957     26,779
                                                               ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization..............................     4,146      4,426
  Other accelerated deductions and deferred
    income items.............................................       811        811
  State tax....................................................     140
                                                               ---------  ---------
    Total deferred tax liabilities...........................     5,097      5,237
                                                               ---------  ---------
      Net deferred tax assets before valuation allowance.....    28,860     21,542

Valuation allowance..........................................     6,518      3,507
                                                               ---------  ---------
Net deffered tax asset........................................$  22,342  $  18,035

                                                         =========  =========

Deferred tax assets and liabilities are reflected in the Company's consolidated balance sheets as follows (in thousands):

                                                                     July 31,
                                                               --------------------
                                                                 2000       1999
                                                               ---------  ---------
Current deferred tax assets.................................. $  12,694  $   8,241
Non-current deferred tax assets..............................     9,648      9,794
                                                               ---------  ---------
    Net deferred tax assets.................................. $  22,342  $  18,035
                                                               =========  =========

The Company established a valuation allowance in the amount of $6.5 million and $3.5 million for July 31, 2000 and 1999 respectively, an increase of $3.0 million, against deferred tax assets resulting from operating losses incurred by its subsidiaries in Hong Kong, Argentina, Taiwan, Singapore and Canada.

NOTE 13--EMPLOYEE BENEFITS

PROFIT SHARING-- Substantially all full-time domestic employees with twenty-four months of service who have attained age twenty-
one participate in the Company's profit sharing retirement programs. The plans provide for discretionary contributions as determined annually by the Board of Directors of up to 15% of all eligible compensation. Costs under the plans are funded on an annual basis.
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

Pension expense under the pension plans amounted to $2,516,000, $2,329,000 and $2,383,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

SALARY DEFERRAL-- In October 1998, the Company established a salary deferral plan (401(K) Plan). All employees with twelve months of service who have attained age eighteen may join the 401 (K) Plan on January 1st and July 1st each year. All eligible employees may contribute up to 15% or $10,000 of their annual compensation on a pre-tax basis.

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION:

The Company operates predominantly in the recorded music retail industry.

Financial information relating to the Company's principal foreign operations is as follows (in thousands):

                                           FOR THE YEARS ENDED JULY 31,
                                        -------------------------------------
                                           2000         1999         1998
                                        -----------  -----------  -----------
Net Revenue:
  United States:
    Unaffiliated customer sales....... $   627,405  $   591,946  $   587,565
    Interarea transfers...............      22,233       24,136       37,901
                                        -----------  -----------  -----------
                                           649,638      616,082      625,466
                                        -----------  -----------  -----------
  Japan:
    Unaffiliated customer sales.......     359,909      313,204      288,876
    Interarea transfers...............        --           --              0
                                        -----------  -----------  -----------
                                           359,909      313,204      288,876
                                        -----------  -----------  -----------
  Great Britain and Ireland:
    Unaffiliated customer sales.......      57,805       62,273       64,419
    Interarea transfers...............       1,447        3,308        1,215
                                        -----------  -----------  -----------
                                            59,252       65,581       65,634
                                        -----------  -----------  -----------
  Other:
    Unaffiliated customer sales.......      31,132       31,512       28,170
    Interarea transfers...............        --           --              0
                                        -----------  -----------  -----------
                                            31,132       31,512       28,170
                                        -----------  -----------  -----------
     TOTAL                             $ 1,099,931  $ 1,026,379  $ 1,008,146
                                        ===========  ===========  ===========

Operating income (loss):
  United States....................... $    17,526  $    21,657  $    23,310
  Japan...............................      13,850       11,988       10,135
  Great Britain and Ireland...........      (1,279)         676          951
  Other...............................      (5,307)      (2,501)      (2,001)
                                        -----------  -----------  -----------
                                       $    24,790  $    31,820  $    32,395
                                        ===========  ===========  ===========

                                                 July 31,
                                        ------------------------
                                           2000         1999
                                        -----------  -----------
Identifiable assets:
  United States....................... $   431,825  $   399,811
  Japan...............................     135,329      128,910
  Great Britain and Ireland...........      27,277       30,488
  Other...............................      32,847       26,943
                                        -----------  -----------
                                       $   627,278  $   586,157
                                        ===========  ===========

United States net revenue includes export sales to non-affiliated customers of $1,435,000, $2,107,000 and $2,583,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

NOTE 15--SELECTED UNAUDITED QUARTERLY INFORMATION (in thousands, except per share)

                        October 31,    January 31,    April 30,     July 31,       Fiscal
                            1999          2000           2000         2000          2000
                        ------------  -------------  ------------  -----------  ------------
Sales................. $    251,470  $     335,639  $    255,042  $   257,780  $  1,099,931
Gross profits.........       84,832         98,737        85,441       85,545       854,555
Net income (loss).....       (1,429)         2,007        (4,253)      (6,465)      (10,140)
Income (loss)
  per share........... $  (1,429.18) $    2,007.34  $  (4,253.50) $ (6,464.51) $ (10,139.85)

                        October 31,    January 31,    April 30,     July 31,       Fiscal
                            1998          1999           1999         1999          1999
                        ------------  -------------  ------------  -----------  ------------
Sales................. $    233,598  $     302,788  $    242,467  $   247,526  $  1,026,379
Gross profits.........       79,111         93,019        76,029       83,310       331,469
Net income (loss).....       (2,416)         2,406        (2,613)      (6,183)       (8,806)
Income (loss)
  per share........... $  (2,415.80) $    2,405.80  $  (2,612.68) $ (6,182.89) $  (8,805.57)

NOTE 16--FORWARD EXCHANGE CONTRACTS

At July 31, 2000, the Company had outstanding forward exchange contracts maturing on dates through February 2001, to buy approximately $7,600,000 in foreign currency (850 billion yen at the contract rate). The fair value of the contracts as of July 31,
2000 is 864 billion yen. These contracts are for the purpose of hedging liabilities denominated in U.S. dollars. Market value gains and losses on these contracts are recognized in the statement of operations and offset foreign exchange gains and losses recognized on the liabilities denominated in U.S. dollars.

NOTE 17--RELATED PARTIES

The Company has accrued royalty fees payable to the Trusts for royalties charged to them for the use of the Trusts' trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points of
7.04% at July 31, 2000. The outstanding payable to the trust is approximately $12,359,000 and is included in accounts payable.

In addition the Company had a note receivable at July 31, 1998 from the Trusts for the purchase of the Japanese corporate headquarters office. The note was for approximately 620 million yen ($4,283,247 at July 31, 1998) and was included in other current receivables. The note was paid in full during the year ended July 31, 2000.

Additional related-party transactions include royalty expense to the Trusts of $0, $0 and $5,255,000 for the years ended July 31,
2000, 1999 and 1998, respectively, and lease expense to an affiliate of $667,000, $609,000 and $588,000 for the years ended July 31,
2000, 1999 and 1998, respectively.

As of July 31, 2000, the Chairman of the Company's Board of Directors owed the Company $188,091 under an interest-free loan and a merchandise account, with the Company.

As of July 31, 2000, the Chief Executive Officer of the Company, owed the Company $30,197 under an interest-free merchandise account with the Company.

As of July 31, 2000, the Chief Operating Officer of the Company, owed the Company $125,576 under an interest-bearing loan and an interest-free merchandise account, with the Company.

Prior to July 31, 2000, the former Chief Marketing Officer of the Company, owed the Company $100,500 under an interest-free home loan from the Company and $17,255 under an interest-free merchandise account with the Company.  Both amounts were forgiven as part of his agreement approved by the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, position and years of service of the individuals who were serving as directors and executive officers of the Company, as of October 31, 2000.  Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

officers names table

Name

Age

Position

Years with Tower

Russell M. Solomon

                                                                    75

Chairman and Board Member

                                                                    40

Michael T. Solomon

                                                                    52

President and Chief Executive Officer

                                                                    13

DeVaughn D. Searson

                                                                    56

Chief Financial Officer, Executive Vice
President, Secretary, Treasurer and Director

                                                                    12

Stanley L. Goman

                                                                    52

Chief Operating Officer and Executive Vice President

                                                                    33

Ronald Nugent

                                                                    51

Chief Advertising Officer and Executive Vice President

New

Keith Cahoon

                                                                    44

Senior Vice President--Far East Operations

                                                                    22

Andy D. Lown

                                                                    35

Senior Vice President--European Operations

                                                                    15

Robert Lorber

                                                                    53

Director

RUSSELL M. SOLOMON serves as Chairman and as a Director of the Company, and is a member of the Company's Executive Committee. Mr.
Solomon has served as President of the National Association of Recording Merchandisers ("NARM") and as a Board member of the Video
Software Dealers Association. Mr. Solomon is also a member of the Board of Directors of The Good Guys! Mr. Solomon is the father of
Michael T. Solomon.

MICHAEL T. SOLOMON serves as President, Chief Executive Officer and as a Director of the Company and is a member of the Company's
Executive Committee. Mr. Solomon was appointed President and CEO of the Company in September, 1998.  From 1987 to the date of this appointment, Mr. Solomon was the Company's General Counsel. Mr. Solomon has served on several NARM subcommittees and is a member of the California Bar Association. Mr. Solomon is the son of Russell M. Solomon.

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

STANLEY L. GOMAN has been an employee of the Company since 1967 and currently serves as Chief Operating Officer and Executive Vice
President. Mr. Goman is a member of the Company's Executive Committee. Mr. Goman presently serves as an Ex-officio member of NARM's
Board of Directors, and has also served as Chairman of the NARM Retail Advisory Committee.  Mr. Goman has also served on the Country
Music Association's Board of Directors.

RONALD NUGENT joined the Company in 2000 as Executive Vice President, Chief Marketing Officer.  He is responsible for overseeing the development of comprehensive marketing plans to support corporate branding, sales, revenue and profit objectives of the Company.
Previously Mr. Nugent has held executive marketing positions at Breuners Home Furnishings Corporation, Lechmere and Montgomery Ward.
Mr. Nugent has over 27 years in retail experience in the areas of strategic planning, advertising, consumer and market research, direct marketing, merchandise presentation, event marketing and database marketing.

KEITH CAHOON has served as Managing Director of the Company's Far East Operations since 1984. Mr. Cahoon is a member of the
Company's Executive Committee.

ANDY D. LOWN has been an employee of the Company since 1986 and currently serves as Managing Director of the Company's European operations. Mr. Lown is a member of the Company's Executive Committee. Mr. Lown also serves on the Executive Committee, Operations
Committee and Supervisory Committee of the British Association of Record Dealers and on the Board of the British Phonographic
Association.

ROBERT LORBER became a director of the Company in 1998. Since 1976, Mr. Lorber has been President of Lorber-Kamai Consulting
Group, which advises Fortune 500 clients on productivity improvement. He is also a professor at the Graduate School of Management at
UC Davis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company during each of the Company's 2000, 1999, and 1998 fiscal years to the Company's Chief Executive Officer and the next four highest-earning executive officers of the company for the fiscal year ended
July 31, 2000, (the" Named Executive Officers"):

                                       Annual Compensation
                             ---------------------------------------
                                                            Other       All
                                                            Annual    Other
     Name and Principal                                   Compensa-  Compensa-
          Position             Year    Salary     Bonus      tion    tion (a)
---------------------------- -------- --------- --------- ---------- ---------
Russell M. Solomon .........   2000   $671,780  $447,000    $39,000    $7,872
Chairman                       1999    602,780   467,774      6,000     7,521
                               1998    643,260   300,000          0     6,259

Michael T. Solomon .........   2000   $399,400  $100,000    $39,000    $7,872
President and CEO              1999    428,550   100,000      6,000     7,521
                               1998    334,783    85,000      6,600     6,259

DeVaughn D. Searson ........   2000   $240,916  $100,000    $39,000    $7,872
EVP and Chief Financial        1999    221,977   255,000      6,000     7,521
 Officer                       1998    216,649   112,500          0     7,948

Stanley L. Goman ...........   2000   $210,900  $100,000    $11,437    $7,872
EVP and Chief Operating        1999    208,500   107,950     11,437     7,521
 Officer                       1998    205,756    85,500     11,437     6,259

Christopher Hopson...........2000(e)  $200,500   $50,000     $7,200  1,664,746
EVP and Chief Marketing        1999    197,500   120,156     17,650     7,521
 Officer                       1998    191,064    82,102     17,047     6,259

Keith Cahoon ............... 2000(b)  $189,358        $0   $101,152    $7,872
SVP and Managing Director    1999(c)   181,053     7,544     85,743     7,521
 Far East Operations         1998(d)   143,333    17,917     92,206     6,259

(a) Represents Company contributions to the Company's retirement plan on behalf of MTS Named Executive Officers.

(b) Calculated at an exchange rate of 109 Japanese yen per U.S. dollar.

    Calculated at an exchange rate of 114 Japanese yen per U.S. dollar.

    Calculated at an exchange rate of 145 Japanese yen per U.S. dollar.

    Represents amounts paid to Christopher Hopson in connection with the termination of his employment with the
Company.

Employment Agreements

The Company has entered into a letter agreement with Ron Nugent in connection with the hiring of Mr. Nugent as the Company's new
Chief Marketing Officer.  The letter agreement provides for Mr. Nugent to receive an annual base salary of $220,000 per year, subject to discretionary annual increases, and an annual target bonus of up to $75,000.  Mr. Nugent is also entitled to receive a relocation allowance and other standard employee benefits in accordance with the Company's benefit plans. Although Mr. Nugent's employment may be terminated by either the Company or Mr. Nugent at any time, in the event that the Company terminates Mr. Nugent's employment without cause, Mr. Nugent will receive severance pay in an amount equal to up to four months' salary for each full year that he is employed by the Company and will be entitled to participate in certain future severance plans if adopted by the Company.

Additional Agreements, Arrangements and Understandings

The Company has entered into an agreement with Christopher S. Hopson, the Company's former Chief Marketing Officer and a former member of the Company's Executive Committee, in connection with Mr. Hopson's departure from the Company.  The agreement provides for
Mr. Hopson to receive certain payments from the Company in recognition of his over thirty years of service to the Company and in order to resolve certain actual or potential claims or disputes between the Company and Mr. Hopson.  Specifically, under the terms of the agreement, Mr. Hopson is entitled to receive a $400,000 bonus, a $500,000 payment for his agreement to generally release the
Company from all known and unknown claims, a $500,000 payment for his agreement to waive any federal age discrimination claims, and a
$264,746 payment in connection with a dispute over Mr. Hopson's potential ownership interest in a subsidiary of the Company.  The
Company has also agreed to forgive a $100,500 loan secured by a lien on Mr. Hopson's residence, release Mr. Hopson from any responsibility for a $17,255 balance in Mr. Hopson's merchandise account with the Company, and pay Mr. Hopson $34,805 in accrued vacation benefits.  The agreement further provides that Mr. Hopson and his spouse and eligible dependents will continue to receive medical coverage under the Company's group health plan (or substitute coverage in the event of a termination of the Company's group health plan) until such time as Mr. Hopson and his spouse are entitled to receive Medicare benefits, and that the Company will reimburse Mr. Hopson for any loss in benefits Mr. Hopson may incur by reason of the agreement in connection with any future claims by
Mr. Hopson under the Company's long term disability program.

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

The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader that the specific indemnification provisions contained in the California Corporations Code, including advancement of expenses to the indemnities, the indemnities right to select counsel and continuation of indemnification after indemnities'
separation from the Company.  The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities arising from willful misconduct of a culpable nature and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Compensation of Directors

Each member of the Board of Directors has been elected to serve until his successor has been elected and qualified.  The
Company's employees who serve as directors receive $3,000 as separate compensation for their services as directors for each Board of
Directors meeting attended.  Robert Lorber, the Company's only non-employee director, received $156,000 plus expenses for his service as a director and consultant to the Company during the Company's 2000 fiscal year, which included a monthly fee of $3,000 for each
Board of Directors meeting attended.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of the Company's Common Stock as of October 31, 2000  by
(i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) The Named Executive Officers, and (iv) all directors and Named Executive Officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Company's Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws.

                                                     Amount and
                                                     Nature of
                                                     Beneficial   Percentage
Name and Address of Beneficial Owner (a)            Ownership(b)(  Ownership
--------------------------------------------------- ------------ -------------
Russell M. Solomon (d).............................         620         62.00%
Michael T. Solomon(e)..............................         372         37.20%
DeVaughn D. Searson................................
Stanley L. Goman...................................
Ronald Nugent......................................
Keith Cahoon.......................................
Andy Lown..........................................
Robert Lorber.......................................................................
All directors and officers as a group (7 persons)..         992         99.20%

(a) The address of each named individual is the address of the principal executive office of the Company as set forth herein.

(b) The numbers presented indicate the number of shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of
Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. As of the date hereof, the company had no such options or warrants outstanding.

(c) Such share amounts solely reflect indirect ownership of the Class B Common Stock of the Company, the only outstanding class of capital stock of the Company. There are 1,000 shares of Class B Common Stock of the Company outstanding, all of which are owned by the Company's parent corporation, Tower Records, Incorporated, and Russell Solomon beneficially owns 620 shares, or 62% and
Michael Solomon, beneficially owns 372 shares, or 37.2%, of the outstanding Common Stock of Tower Records, Incorporated.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of July 31, 2000, Christopher Hopson, the former Chief Marketing Officer of the Company, owed the Company $100,500 under an interest-free home loan from the Company and $17,255 under an interest-free merchandise account with the Company.  Both loans were forgiven as part of a severance package granted to Mr. Hopson by the Company in August, 2000.

Life Insurance

The Company maintains split-dollar insurance policies on the lives of Russell M. Solomon and Doris E. Solomon for the benefit of certain family trusts. The aggregate annual premiums on such policies paid by the Company are approximately $3.6 million. The Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company after the reorganization date plus
$14,874,000 representing the cash value of the policies when received by the Company in April 1998.

 In addition, the Company maintains key-man life insurance policies on the lives of certain executive officers of the Company.
Aggregate annual premiums on such policies are approximately $.3 million. The Company is the beneficiary of the key-man policies.

Certain Indebtedness of Management and Affiliates

As of July 31, 2000, Russell Solomon, the Chairman and a director of the Company, owed the Company the $157,500 and $30,591 under loans from and a merchandise account, respectively, with the Company, both of which are interest-free.

As of July 31, 2000, Michael Solomon, President, Chief Executive Officer and a director of the Company, owed the Company $30,197 under a merchandise account with the Company, which is interest-free.

As of July 31, 2000, Stanley Goman, the Chief Operating Officer of the Company, owed the Company $56,214 under a loan from the
Company bearing interest at 9.5% per annum and $69,362 under an interest-free merchandise account, with the Company.

Prior to July 31, 2000, Christopher Hopson, the former Chief Marketing Officer of the Company, owed the Company $100,500 under an
interest-free home loan from the Company and $17,255 under an interest-free merchandise account with the Company.   Both amounts were
forgiven as part of his agreement approved by the Company.

The Company has accrued royalty fees payable to the Trusts for royalties charged to them for the use of the Trust's trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points or
7.04% at July 31, 2000.  The outstanding payable to the trust is approximately $12,359,000 and is included in accounts payable.

The Company had a note receivable from the Trust for the purchase of the Japanese corporate headquarters office.  The note was for approximately 620 million yen ($4,283,247 as July 31, 1998) and was included in other current receivables.  The note was paid in full during the year ended July 31, 2000.

Additional related-party transactions include royalty expense to the Trusts of  $0, $0 and $5,255,000 for the years ended July 31,
2000, 1999, and 1998, respectively, and lease expense to Solomon Properties LLC, an affiliate of the Trust, of  $667,000, and
$609,000 and $588,000 for the years ended July 31, 2000, 1999, and 1998, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

(a) Index to Financial Statements

(1) Financial Statements:

Report of Independent Accountants

Consolidated Balance Sheets as of July 31, 2000 and 1999

Consolidated Statements of Operation for the fiscal years ended July 31, 2000, 1999 and 1998

Consolidated Statements of Shareholder's Equity for the fiscal years ended July 31, 2000, 1999 and 1998

Consolidates Statement of Cash Flows for the fiscal years ended July 31, 2000, 1999 and 1998

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules:

      (a)  Schedule II- Valuation and Qualifying Accounts for the years ended July 31, 2000, 1999 and 1998.

All financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the fourth quarter of the Company's last fiscal year.

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

Signatures

Title

Date

/s/ RUSSELL M. SOLOMON

 Russell M. Solomon

Chairman and Director

 October 27, 2000

/s/ MICHAEL T. SOLOMON

 Michael T. Solomon

President, Chief Executive Officer and Director

 October 27, 2000

/s/  DEVAUGHN D. SEARSON

 DeVaughn D. Searson

Executive Vice President, Chief Financial Officer and Director

 October 27, 2000

                                         MTS, INCORPORATED

(Registrant)

By:

/s/  DEVAUGHN D. SEARSON

 DeVaughn D. Searson

Executive Vice President, Chief Financial Officer and Director

          (Principal Financial and Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit

Description

3.1

+++

 Restated Articles of Incorporation of MTS, Incorporated filed with the
 California Secretary of State on September 22, 1994

3.2

+++

By-Laws of MTS, Incorporated

4.1

+

 Purchase Agreement dated as of April 23, 1998 between the Registrant,
 Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith
        Incorporated

4.2

+

 Indenture dated as of April 23, 1998 (the "Indenture") by and between the
 Registrant and State Street Bank and Trust Company of Califonia, N.A.,
        as Trustee

4.3

+

 Exchange and Registration Rights Agreement dated as of April 20, 1998 by and among the Registrant and Chase Securities Inc. and Merrill Lynch,
        Pierce, Fenner & Smith Incorporated as the initial purchases

4.4

+

 $104,720,000 Existing 14A Global 144A Global 9 3/8% Senior Subordinated
  Note due 2005

4.5

+

$5,280,000 Existing Regulation S Global 9 3/8% Senior Subodinated Note
   due 2005

4.6

+

   4.6  Form of New 9 3/8% Senior Subordinated Note due 2005

5.1

+++

 Opinion of Wilson, Sonsini, Goodrich & Rosati regarding legality of securities being registered

10.1

+

 Credit Agreement dated as of April 23, 1998 by and among the Registrant,
   Tower Records Kabushiki Kaisha, the Lenders party thereto, and The Chase manhattan Bank as Administrative Agent

10.2

+++

  10.2  Japanese Security Agreement dated as of April 23, 1998

10.3

+++

  10.3  MTS, Incorporated Security Agreement dated as of April 23, 1998

10.4

 10.4   Christopher Hopson Release Agreement

21.10

+

List of Subsidiaries

23.10

+++

Consent of PricewaterhouseCoopers LLP

23.20

+++

 Consent of Wilson, Sonsini, Goodrich & Rosati, P.C. (included in Exhibit
  5.1)

25.10

+++

 Statement of Eligibility on Form T-1 for State Street Bank and Trust
 Company of California, N.A., as Trustee under the Indenture

27.10

Financial Data Schedule

99.10

+++

 Form of Letter of Transmittal

99.20

+++

 Form of Notice of Guaranteed Delivery

99.30

+++

 99.30  Consent of Music Business International

_________________

+       Previously filed with the S4 Registration Statement

++      Previously filed with Amendment No. 1 to the S-4 Registration Statement on July 1, 1998

+++     Previously filed with Amendment No. 2 to the S-4 Registration Statement on July 23, 1998

                                                                    SCHEDULE II

                              MTS, INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

                Fiscal Years Ended July 31, 2000, 1999 and 1998

                                 (in thousands)

                                             Additions
                                      ----------------------
                            Balance    Charged   Charged                    Balance
                              at      to Costs      to                        at
                           Beginning     and      Other                     End of
       Description         of Period  Expenses   Accounts     Deductions    Period
-------------------------  ---------  ---------  -----------  -----------  ---------
1998
----
Allowance for doubtful
    receivables.......... $     518  $   1,092  $            $            $   1,610

1999
----
Allowance for doubtful
    receivables.......... $   1,610  $     286  $            $            $   1,896

2000
----
Allowance for doubtful
    receivables.......... $   1,896        289  $            $            $   2,185

 ---------------