Form 10-Q
period 2000-10-31
MTS INC
filed 2000-12-12
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

MTS, INCORPORATED
FORM 10-Q
TABLE OF CONTENTS

Part I. Financial Information

Part I. Financial Information

  Consolidated Balance Sheets as of October 31, 2000, 1999 and July 31, 2000

  Consolidated Statements of Income for the three months ended October 31, 2000 and 1999

  Consolidated Statements of Cash Flows for the three months ended October 31, 2000 and 1999

  Consolidated Statements of Comprehensive Income for the three months ended October 31, 2000 and 1999

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.

Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2000, 1999 AND JULY 31, 2000
(DOLLARS IN THOUSANDS)

                                                         UNAUDITED
                                            OCTOBER 31  OCTOBER 31   JULY 31,
                                                2000        1999    2000
                                            ----------- ----------- -----------

                   ASSETS
Current Assets:
  Cash and cash equivalents................    $19,347     $24,439     $21,486
  Receivables, net.........................     35,577      27,910      31,457
  Merchandise inventories..................    323,622     308,145     293,429
  Prepaid expenses.........................     14,462       8,965      12,728
  Deferred tax assets......................     12,762      13,092      12,694
                                            ----------- ----------- -----------
       Total current assets................    405,770     382,551     371,794
Fixed assets, net..........................    208,032     207,098     207,440
Deferred tax assets........................      9,634       9,536       9,648
Other assets...............................     39,153      38,986      38,396
                                            ----------- ----------- -----------
       Total assets........................   $662,589    $638,171    $627,278
                                            =========== =========== ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.....   $209,198      $2,827    $191,325
  Accounts payable.........................    185,680     171,290     165,701
  Accrued liabilities......................     38,118      40,034      39,456
  Income taxes payable.....................        757       1,987          95
  Deferred revenue, current portion........      2,632       2,371       2,959
                                            ----------- ----------- -----------
       Total current liabilities...........    436,385     218,509     399,536
Long-term Liabilities:
  Long-term debt, less current maturities..    119,662     302,361     120,238
  Deferred revenue, less current portion...        141         154         144
                                            ----------- ----------- -----------
       Total liabilities...................    556,188     521,024     519,918
                                            ----------- ----------- -----------

Shareholders' Equity:
  Common stock:
  Class B, no par value; 10,000,000
   shares authorized; 1,000 shares issued
   and outstanding at October 31, 2000,
   October 31, 1999, and July 31, 2000.....          6           6           6

  Retained earnings........................    125,405     134,849     126,138
   Accumulated other comprehensive income..    (19,010)    (17,708)    (18,784)
                                            ----------- ----------- -----------
       Total shareholders' equity..........    106,401     117,147     107,360
                                            ----------- ----------- -----------
       Total liabilities and
         shareholders' equity..............   $662,589    $638,171    $627,278
                                            =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

                                           Three Months Ended
                                             October 31,
                                      -----------------------
                                         2000        1999
                                      ----------- -----------
Net revenue........................     $255,388    $251,470
Cost of sales......................      171,011     166,638
                                      ----------- -----------
  Gross profit.....................       84,377      84,832

Selling, general and
  administrative expenses..........       70,344      67,168
Depreciation and amortization......        7,512       6,395
                                      ----------- -----------
  Income from operations...........        6,521      11,269
Other expenses:
  Interest expense.................       (5,689)     (4,878)
  Foreign currency translation
    loss...........................         (704)     (7,557)
  Other expenses...................         (175)       (277)
                                      ----------- -----------

    Loss before taxes..............          (47)     (1,443)
Provision/(benefit) for income
  taxes............................          686         (14)
                                      ----------- -----------

    Net loss.......................         (733)     (1,429)
                                      ----------- -----------

Basic and diluted loss
 per share:
       On net loss....................  ($732.78) ($1,429.18)
                                      =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                  OCTOBER 31,
                                                            ---------------------
                                                               2000       1999
                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................     ($733)   ($1,429)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization..........................     8,162      7,404
    Provision  for losses on accounts receivable...........        58         70
    Loss on disposal of depreciable assets.................       389        692
    Exchange loss..........................................       761      7,795
    Other non-cash expense (income)........................        35        (62)
    Other non-cash expense (income)........................        --     (4,097)
    (Decrease) increase in cash resulting from changes in:
       Accounts receivable.................................    (4,120)    (1,532)
       Inventories.........................................   (30,193)   (36,432)
       Prepaid expenses....................................    (1,734)     2,247
       Accounts payable....................................    19,979     20,958
       Accrued liabilities and taxes payable...............      (676)     8,293
       Deferred revenue....................................      (330)      (730)
                                                            ---------- ----------
          Net cash (used in)/ provided by operating
             activities....................................    (8,402)     3,177
                                                            ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets.............................    (8,072)   (13,649)
   Acquisition of investments..............................      (693)       (71)
   Increase in deposits....................................      (168)       (36)
   Refunds of deposits.....................................         9         --
   Increase in intangibles.................................      (139)       (11)
                                                            ---------- ----------
          Net cash used in investing activities............    (9,063)   (13,767)
                                                            ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees............        --       (334)
   Proceeds from employee loan repayments..................         6          7
   Principal payments under long-term financing
     agreements............................................      (884)    (1,121)
   Proceeds from issuance of long-term financing
     agreements............................................    17,734     11,551
                                                            ---------- ----------
          Net cash provided by financing activities........    16,856     10,103
                                                            ---------- ----------
Effect of exchange rate changes on cash....................    (1,530)       221
                                                            ---------- ----------
          Net decrease in cash and cash
             equivalents...................................    (2,139)      (266)

Cash and cash equivalents, beginning of period.............    21,486     24,705
                                                            ---------- ----------
Cash and cash equivalents, end of period...................   $19,347    $24,439
                                                            ========== ==========

Cash paid for interest.....................................    $3,006     $2,627
                                                            ========== ==========

Cash paid for income taxes.................................       $41     $3,518
                                                            ========== ==========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)

                                                     UNAUDITED
                                               2000        1999
                                            ----------- -----------

Net Loss...................................      ($733)    ($1,429)
Other comprehensive (loss)/income, net of tax:
   Foreign currency translation............       (226)      2,874
                                            ----------- -----------
Comprehensive (Loss)/ Income...............      ($959)     $1,445
                                            =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of October 31, 2000 and the results of its operations and cash flows for the three months then ended. The significant accounting policies and certain financial information and footnotes which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

NOTE 2- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $0.7 million and $7.6 million for the three months ended October 31, 2000 and 1999, respectively. In 1999 these amounts primarily represented unrealized losses on the Company's yen-denominated debt and the fluctuations in foreign exchange rates in other international countries in which the Company does business. The related fluctuations in foreign currency exchange rates in fiscal year 2001, are now recorded in other comprehensive income.

NOTE 3- INCOME TAXES

The effective income tax rates for the three months ended October 31, 2000 and 1999 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

NOTE 4- RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company adopted SFAS 133, as amended, on August 1, 2000. In fiscal 2001, the Company will record its derivatives on the balance sheet at fair value and reported adjustments to fair value through income. Given the Company's limited use of derivatives, the cumulative effect of adopting SFAS 133 is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q in addition to the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2000 included in the Company's 10-K filed with the United States Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This report and other written reports and oral statements made from time to time by the Company may contain so- called forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "believes," "anticipates," "estimates," "expects," "intends," "plans," "forecasts" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial performance (including sales and earnings guidance), marketing and expansion plans and similar matters. One must carefully consider any such statement and should understand that many factors could cause actual results and plans to differ from those included in the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an unexpected increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to our competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the closing of underperforming stores; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) the performance of the Company's new strategic initiatives, including the Internet; (ix) changes in foreign currency exchange rates and economic and political country risk; and (x) the continued ability of the company to locate and develop suitable sites for its expansion program. Actual results or outcomes may differ materially from those expressed or implied by such forward-looking statements as a result of certain risk factors described herein and in other documents filed with the Securities and Exchange Commission. Readers are cautioned that all forward-looking statements involve risks and uncertainty. Readers should also carefully review the risk factors described in the Company's report on form 10-K and other documents filed from time to time with the United States Securities and Exchange Commission. The Company assumes no obligation to update any such forward-looking statements. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

RESULTS OF OPERATIONS

Three months ended October 31, 2000 compared to three months ended October 31, 1999.

REVENUES

During the three months ended October 31, 2000, the Company's consolidated net revenues increased 1.6 % to $255.4 million from $251.5 million during the three months ended October 31, 1999, an increase of $3.9 million (or an increase of $4.7 million excluding the effects of U.S. dollar foreign translation fluctuations). The Company's net revenues were derived from U.S. revenues of $147.9 million and international revenues of $107.5 million for the three months ended October 31, 2000 compared to $143.7 million in the U.S. and $107.8 million internationally for the three months ended October 31, 1999. The overall increase in total Company revenues for the three months ended October 31, 2000 was driven primarily by additional new store growth, expansion of existing stores square footage and growth of the Company's internet business since October 31, 1999. Revenues in the first quarter were impacted by weak comparable store sales. Comparable store sales results decreased by 1.78% during the three months ended October 31, 2000 as compared to the three months ended October 31, 1999. Management attributes the decline in comparable store sales to weak new releases of music product. The Company realized substantial increases in comparable domestic Internet revenues, up 145.57% for the three months ended October 31, 2000 compared to the three months ended October 31, 1999. During the three months ended October 31, 2000, the Company opened seven stores and closed two stores, bringing its total number of owned and operated retail stores to 192 at October 31, 2000.

GROSS PROFIT

During the three months ended October 31, 2000, gross profit decreased $0.4 million to $84.4 million from $84.8 million for the three months ended October 31, 1999. The Company had gross profit increases resulting from incremental revenue growth that were offset by a more competitive pricing structure implemented to stimulate first quarter revenues. Gross profit as a percentage of net revenues decreased to 33.1% for the three months ended October 31, 2000 as compared to 33.7% for the three months ended October 31, 1999. Management believes that the primary factors contributing to the decline in gross profit as a percentage of net revenues were the growth in the Company's domestic Internet sales and increased marketing efforts during the three months ended October 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, excluding depreciation and amortization, increased $3.1 million to $70.3 million during the three months ended October 31, 2000 from $67.2 million for the three months ended October 31, 1999. Expenditures for the Company's e-commerce operations and related distribution, increases in store occupancy and personnel costs contributed primarily to the increase. As a percentage of net revenues, selling, general and administrative expenses increased to 27.6% for the three months ended October 31, 2000 as compared to 26.7% for the three months ended October 31, 1999. Management attributes the percentage increase primarily to the decrease in comparable store sales coupled with start-up costs involved in establishing the Company's Latin American division in Argentina and stores in Canada and additional costs associated with expanding the Company's Internet site and presence online.

Depreciation and amortization expense was $7.5 million for the three months ended October 31, 2000 compared to $6.4 million for the three months ended October 31, 1999, an increase of $1.1 million, primarily due to a change in useful lives of its technology and intangible assets.

INCOME FROM OPERATIONS

The Company's consolidated operating income during the three months ended October 31, 2000 was $6.5 million compared with consolidated operating income of $11.3 million during the three month period ended October 31, 1999 for an decrease of $4.8 million which reflects primarily the increases in selling, general and administrative costs and depreciation.

INTEREST EXPENSE

Net interest expense increased to $5.7 million during the three months ended October 31, 2000 from $4.9 million during the three months ended October 31, 1999 for an increase of 16.3%. The increase was due primarily to increased borrowings on the Company's senior Credit Facility combined with higher borrowing costs.

FOREIGN CURRENCY TRANSLATION LOSS

A non-cash foreign currency translation loss of $0.7 million was recognized for the three months ended October 31, 2000 as compared to a non-cash foreign currency translation loss of $7.6 million for the three months ended October 31, 1999. The account primarily represents non-cash gains and losses due to outstanding yen denominated bank debt and the volatility of currencies in other international countries in which the Company does business. As of August 1, 2000, the Company has adopted SFAS 133, the result of which has been reflected in other expenses.

INCOME TAXES

The income tax expense for the three months ended October 31, 2000 was $0.7 million compared with an immaterial tax benefit for the three months ended October 31, 1999. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates.

LIQUIDITY AND CAPITAL RESOURSES

The primary sources of the Company's working capital are net cash flows from operating activities, funds available under its senior credit facility and short-term vendor financing.

The Company's cash and cash equivalents as of October 31, 2000 were $19.3 million compared with $24.4 million as of October 31, 1999. The Company used cash primarily for investments in new stores and store relocations and remodels, computer system enhancements and equipment purchases. Capital expenditures totaled $8.1 million and $13.6 million during the three months ended October 31, 2000 and 1999, respectively.

Included in capital expenditures were $.9 million and $1.0 million of video rental acquisitions for the three months ended October 31, 2000 and 1999, respectively.

Total funded debt increased to $328.9 million as of October 31, 2000, from $305.2 million as of October 31, 1999. Outstandings under the Company's senior revolving credit facility were $206.2 million on October 31, 2000 compared to $184.2 million on October 31, 1999. The increase in bank outstandings was largely due to the financing of operating activities and capital expenditures. Unused availability under the $275.0 million revolving senior credit facility as of October 31, 2000 was $81.3 million.

The Company's Senior Credit Facility expires in April 2001. The Company intends to renew the credit facility prior to expiration and believes that the cash flow generated from current operating levels, together with amounts available under the renewed credit facility, will be sufficient to fund its working capital and debt service requirements, lease obligations, operating expenses and support its currently expected capital expenditures for at least the next twelve months. However, credit availability will continue to depend on numerous factors, including growth of the business, additional infrastructure needs and future results of operations.

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

DERIVATIVES AND FOREIGN EXCHANGE MANAGEMENT

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company has substantial operations and assets located outside the United States, primarily in Japan and the United Kingdom. With respect to international operations, principally all of the Company's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been affected by changes in currency exchange rates. Changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations. The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of foreign exchange contracts outstanding at the end of the first quarter or in place during the first three months of fiscal 2001 were not material to the Company's results of operations or its financial position.

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

DeVaughn D. Searson
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

Date: December 12, 2000

EXHIBIT INDEX

Exhibit Number	Description
27.1	Financial Data Schedule