Form 10-Q
period 2001-01-31
MTS INC
filed 2001-03-16
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]   NO [   ]

    Shares outstanding of the Registrant's common stock: Class B Common Stock, no par value

    Outstanding at January 31, 2001: 1,000 shares

MTS, INCORPORATED
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Consolidated Financial Statements

  Consolidated Balance Sheets as of January 31, 2001 and 2000 and July 31, 2000

  Consolidated Statements of Income for the three months ended January 31, 2001 and 2000 and the six months ended January 31, 2001 and 2000

  Consolidated Statements of Cash Flows for the six months ended January 31, 2001 and 2000

  Consolidated Statements of Comprehensive Income for the six months ended January 31, 2001 and 2000

  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

Item 5.Other Information

Item 6.Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2001, 2000 AND JULY 31, 2000
(DOLLARS IN THOUSANDS)

                                                          UNAUDITED
                                            JANUARY 31  JANUARY 31   JULY 31,
                                               2001        2000        2000
                                            ----------- ----------- -----------

                   ASSETS
Current Assets:
  Cash and cash equivalents................    $36,159     $25,556     $21,486
  Receivables, net.........................     30,753      28,604      31,457
  Merchandise inventories..................    285,277     287,088     293,429
  Prepaid expenses.........................     13,990      11,106      12,728
  Deferred tax assets......................     14,999       9,163      12,694
                                            ----------- ----------- -----------
       Total current assets................    381,178     361,517     371,794
Fixed assets, net..........................    204,526     212,642     207,440
Deferred tax assets........................      9,860      13,326       9,648
Other assets...............................     39,119      38,270      38,396
                                            ----------- ----------- -----------
       Total assets........................   $634,683    $625,755    $627,278
                                            =========== =========== ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.....   $196,595      $3,371    $191,325
  Accounts payable.........................    169,707     168,412     165,701
  Accrued liabilities......................     35,204      35,849      39,456
  Income taxes payable.....................         95       1,859          95
  Deferred revenue, current portion........      8,483       8,066       2,959
                                            ----------- ----------- -----------
       Total current liabilities...........    410,084     217,557     399,536
Long-term Liabilities:
  Long-term debt, less current maturities..    119,061     289,931     120,238
  Deferred revenue, less current portion...        138         154         144
                                            ----------- ----------- -----------
       Total liabilities...................    529,283     507,642     519,918
                                            ----------- ----------- -----------

Shareholders' Equity:
  Common stock:
  Class B, no par value; 10,000,000
   shares authorized; 1,000 shares issued
   and outstanding at January 31, 2001,
   January 31, 2000, and July 31, 2000.....          6           6           6

  Retained earnings........................    119,944     136,856     126,138
   Accumulated other comprehensive income...   (14,550)    (18,749)    (18,784)
                                            ----------- ----------- -----------
       Total shareholders' equity..........    105,400     118,113     107,360
                                            ----------- ----------- -----------
       Total liabilities and
         shareholders' equity..............   $634,683    $625,755    $627,278
                                            =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

                                        Three Months Ended      Six Months Ended
                                               January 31,             January 31,
                                        ----------------------- -----------------------
                                           2001        2000        2001        2000
                                        ----------- ----------- ----------- -----------
Net revenue..........................     $322,988    $335,639    $578,376    $587,109
Cost of sales........................      228,183     236,902     399,194     403,540
                                        ----------- ----------- ----------- -----------
  Gross profit.......................       94,805      98,737     179,182     183,569

Selling, general and
  administrative expenses............       84,907      84,841     155,251     152,009
Depreciation and amortization........        8,152       6,345      15,664      12,740
                                        ----------- ----------- ----------- -----------
  Income from operations.............        1,746       7,551       8,267      18,820
Other expenses:
  Interest expense...................       (6,621)     (4,405)    (12,310)     (9,283)
  Foreign currency translation
    (loss)/gain......................       (2,715)      1,695      (3,419)     (5,862)
  Other expenses.....................          (25)       (861)       (200)     (1,138)
                                        ----------- ----------- ----------- -----------

    (Loss)/income before taxes.......       (7,615)      3,980      (7,662)      2,537
(Benefit)/provision for income taxes.       (2,154)      1,973      (1,468)      1,959
                                        ----------- ----------- ----------- -----------

    Net (loss)/income................      ($5,461)     $2,007     ($6,194)       $578
                                        ----------- ----------- ----------- -----------

Basic and diluted (loss)
 per share:
       On net (loss)/income.............($5,461.72)  $2,007.34  ($6,194.50)    $578.16
                                        =========== =========== =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                  JANUARY 31,
                                                            ---------------------
                                                               2001       2000
                                                            ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income.......................................   ($6,194)      $578
   Adjustments to reconcile net (loss)/income to net
    cash provided by operating activities:
    Depreciation and amortization..........................    17,198     15,099
    Provision  for losses on accounts receivable...........       258        217
    Loss on disposal of depreciable assets.................     1,557      2,674
    Exchange loss..........................................     3,578      4,969
    Other non-cash expense.................................       323         32
    Provision for deferred taxes...........................    (3,155)    (3,288)
    (Decrease) increase in cash resulting from changes in:
       Accounts receivable.................................       704     (2,226)
       Inventories.........................................     8,152    (15,375)
       Prepaid expenses....................................    (1,262)       106
       Accounts payable....................................     4,006     18,080
       Accrued liabilities and taxes payable...............    (4,252)     3,980
       Deferred revenue....................................     5,518      4,965
                                                            ---------- ----------
          Net cash provided by operating
             activities....................................    26,431     29,811
                                                            ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets.............................   (16,498)   (24,828)
   Acquisition of investments..............................    (1,396)      (984)
   Increase in deposits....................................      (210)       (90)
   Refunds of deposits.....................................        24         11
   Increase in intangibles.................................      (643)       (12)
                                                            ---------- ----------
          Net cash used in investing activities............   (18,723)   (25,903)
                                                            ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholders, officer and employees............         --      (334)
   Proceeds from employee loan repayments..................        14         16
   Principal payments under long-term financing
     agreements............................................    (9,544)   (57,782)
   Proceeds from issuance of long-term financing
     agreements............................................    20,696     45,000
                                                            ---------- ----------
         Net cash provided by/(used in)financing activities    11,116    (13,100)
                                                            ---------- ----------
Effect of exchange rate changes on cash....................    (4,201)    10,043
                                                            ---------- ----------
          Net increase in cash and cash equivalents........
                                                               14,673        851
Cash and cash equivalents, beginning of period.............    21,486     24,705
                                                            ---------- ----------
Cash and cash equivalents, end of period...................   $36,159    $25,556
                                                            ========== ==========

Cash paid for interest.....................................   $12,016     $9,546
                                                            ========== ==========

Cash paid for income taxes.................................      $526     $7,857
                                                            ========== ==========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(DOLLARS IN THOUSANDS)

                                                     UNAUDITED
                                               2001        2000
                                            ----------- -----------

Net (Loss)/Income..........................    ($6,194)       $578
Other comprehensive income, net of tax:
   Foreign currency translation............      4,234       1,833
                                            ----------- -----------
Comprehensive (Loss)/ Income...............    ($1,960)     $2,411
                                            =========== ===========

The accompanying notes are an integral part of these statements.

MTS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of January 31, 2001 and the results of its operations and cash flows for the six months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

NOTE 2 - TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $3.4 million and $5.9 million for the six months ended January 31, 2001 and 2000, respectively. These amounts primarily represent unrealized losses on the Company's yen-denominated debt in 2000 and the volatility of currencies in international countries in which the Company does business.

NOTE 3 - INCOME TAXES

The effective income tax rates for the six months ended January 31, 2001 and 2000 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q in addition to the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions is intended to identify forward-looking statements. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an unexpected increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to our competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company's restructuring plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) the performance of the Company's new strategic initiatives, including the Internet; (ix) changes in foreign currency exchange rates and economic and political country risk; (x) the ability of the company to complete the proposed amendment and extension of its senior credit facility; and (xi) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward- looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Please refer to the Risk Factors section of the Company's Annual Report on Form 10-K for further information on other factors which could effect the financial results of the Company and such forward-looking statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2001 compared to three months ended January 31, 2000.

REVENUES

During the three months ended January 31, 2001, the Company's consolidated net revenues decreased 3.8% to $323.0 million from $335.6 million, a decrease of $12.6 million (or a decrease of $3.1 million excluding the effects of U.S. dollar foreign translation fluctuations). The Company's net revenues were derived from U.S. revenues of $192.9 million and international revenues of $130.1 million for the three months ended January 31, 2001 compared to $206.6 million in the U.S. and $129.0 million internationally for the three months ended January 31, 2000. The overall decrease in total Company revenues for the three months ended January 31, 2001 was driven primarily by the adverse fluctuations in foreign currency exchange rates and lower than projected domestic holiday sales. During the three months ended January 31, 2001, the Company opened 3 stores and closed 1 store, bringing its total number of owned and operated retail stores to 194.

GROSS PROFIT

During the three months ended January 31, 2001, gross profit decreased $3.9 million to $94.8 million from $98.7 million. Management attributes the decline in gross profit principally to the decrease in domestic same store revenues and the adverse fluctuations in foreign currency exchange rates. Gross profit as a percentage of net revenues remained steady at 29.3% for the three months ended January 31, 2001 as compared to 29.4% for the three months ended January 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, excluding depreciation and amortization, increased $0.1 million to $84.9 million during the three months ended January 31, 2001. Decreases in personnel and store occupancy costs were offset by increases in advertising and marketing campaigns during the holiday quarter. As a percentage of net revenues, selling, general and administrative expenses increased to 26.3% for the three months ended January 31, 2001 as compared to 25.3% for the three months ended January 31, 2000. Management attributes the percentage increase primarily to the decrease in net revenue.

Depreciation and amortization expense was $8.2 million for the three months ended January 31, 2001 compared to $6.3 million for the three months ended January 31, 2000, an increase of $1.9 million. This increase was primarily due to changes in the useful lives of the Company's technology and intangible assets and ongoing investments in depreciable assets.

INCOME FROM OPERATIONS

The Company's consolidated operating income during the three months ended January 31, 2001 was $1.7 million compared with consolidated operating income of $7.6 million during the three month period ended January 31, 2000 for a decrease of $5.9 million. This decrease reflects primarily the decreases in gross profit and increases in depreciation as previously discussed.

INTEREST EXPENSE

Net interest expense increased to $6.6 million during the three months ended January 31, 2001 from $4.4 million during the three months ended January 31, 2000 for an increase of 50%. The increase was due primarily to increased amounts outstanding under the Company's senior credit facility combined with higher borrowing costs.

FOREIGN CURRENCY TRANSLATION (LOSS)/GAIN

A non-cash foreign currency translation loss of $2.7 million was recognized for the three months ended January 31, 2001 as compared to a non-cash foreign currency translation gain of $1.7 million for the three months ended January 31, 2000. The account primarily represents non-cash gains and losses due to outstanding yen denominated bank debt in 2000 and the volatility of currencies in international countries in which the Company does business. As of August 1, 2000 the Company has adopted SFAS 133, the result of which has been reflected in other expenses.

INCOME TAXES

A pre-tax loss resulted in an income tax benefit for the three months ended January 31, 2001 of $2.2 million compared with an income tax expense of $2.0 million for the three months ended January 31, 2000. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates.

Six months ended January 31, 2001 compared to six months ended January 31, 2000.

REVENUES

During the six months ended January 31, 2001, the Company's consolidated net revenues decreased 1.5% to $578.4 million from $587.1 million, a decrease of $8.7 million (or a increase of $1.6 million excluding the effects of U.S. dollar foreign translation fluctuations). The Company's net revenues were derived from U.S. revenues of $340.9 million and international revenues of $237.5 million for the six months ended January 31, 2001 compared to $350.2 million in the U.S. and $236.9 million internationally for the six months ended January 31, 2000. The overall decrease in total Company revenues for the six months ended January 31, 2001 was driven primarily by the adverse fluctuations in foreign currency exchange rates and the negative impact on domestic same store sales during the holiday season. During the six months ended January 31, 2001, the Company opened 11 stores and closed 4 stores, bringing its total number of owned and operated retail stores to 194.

GROSS PROFIT

During the six months ended January 31, 2001, gross profit decreased $4.4 million to $179.2 million from $183.6 million. Management attributes the decrease in gross profit principally to the decrease in net revenues. Gross profit as a percentage of net revenues decreased to 31.0% for the six months ended January 31, 2001 as compared to 31.3% for the six months ended January 31, 2000. Management believes that the primary factors contributing to the decrease in gross profit as a percentage of net revenues was due to sustained domestic pricing pressures and off loading of excess seasonal stock levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, excluding depreciation and amortization, increased $3.2 million to $155.2 million during the six months ended January 31, 2001. Expenditures for the Company's e-commerce operations and related distributions and increases in store occupancy, personnel and marketing costs contributed primarily to the increase. As a percentage of net revenues, selling, general and administrative expenses increased to 26.9% for the six months ended January 31, 2001 as compared to 25.9% for the six months ended January 31, 2000. Management attributes the percentage increase primarily to the decrease in comparable store sales coupled with increased costs associated with the Company's domestic, Latin American and Canadian operations.

Depreciation and amortization expense was $15.7 million for the six months ended January 31, 2001 compared to $12.7 million for the six months ended January 31, 2000, an increase of $3.0 million, primarily due to changes in the useful lives of technology and intangible assets and ongoing investments in depreciable assets.

INCOME FROM OPERATIONS

The Company's consolidated operating income during the six months ended January 31, 2001 was $8.3 million compared with consolidated operating income of $18.8 million during the six month period ended January 31, 2000 for a decrease of $10.5 million. This decrease reflects primarily the decreases in gross profit and increases in selling, general and administrative costs and depreciation as previously discussed.

INTEREST EXPENSE

Net interest expense increased to $12.3 million during the six months ended January 31, 2001 from $9.3 million during the six months ended January 31, 2000, an increase of 32.3%. The increase was due primarily to increased amounts outstanding under the Company's senior credit facility combined with higher borrowing costs.

FOREIGN CURRENCY TRANSLATION LOSS

A non-cash foreign currency translation loss of $3.4 million was recognized for the six months ended January 31, 2001 as compared to a non-cash foreign currency translation loss of $5.9 million for the six months ended January 31, 2000. The account primarily represents non-cash losses due to outstanding yen denominated bank debt in 2000 and the volatility of currencies in international countries in which the Company does business. As of August 1, 2000 the Company has adopted SFAS 133 the result of which has been reflected in other expenses.

INCOME TAXES

A pre-tax operating loss resulted in an income tax benefit for the six months ended January 31, 2001 of $1.5 million compared with an income tax expense of $2.0 million for the six months ended January 31, 2000. Tax benefits and provisions are based upon management's estimate of the Company's annualized effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of the Company's technological infrastructure.

Net cash provided by operating activities was $26.4 million and $29.8 million for the six months ended January 31, 2001 and 2000, respectively. For the six months ended January 31, 2001, net cash provided by working capital was $12.2 million versus $9.5 million for the six months ended January 31, 2000, and was primarily related to decreases in inventories and increases in payables and accruals. The decrease in cash flow from operations for the six months ended January 31, 2001 versus the six months ended January 31, 2000 was primarily due to decreases in cash provided from operating activities offset by reductions in working capital requirements.

Net cash used for investing activities was primarily geared to capital expenditures on stores, including the opening of four stores in the United States, seven stores internationally along with store relocations, refurbishments and technology investments totaling approximately $15.1 million with an additional $1.4 million used for video rental acquisitions.

Net cash provided by financing activities for the six months ended January 31, 2001 was $11.2 million, resulting principally from net borrowings under the Company's credit facility. Net cash expended for financing activities for the six months ended January 31, 2000 was $13.1 million, which resulted primarily from net reductions under the Company's credit facility.

Interest payments on the senior subordinated notes and on the credit facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2001 are expected to be approximately $29.0 million, of which approximately $7.5 million will be related to maintenance and required technological capital improvements.

The Company's senior credit facility expires in April, 2001. The Company intends to renew the credit facility prior to its expiration and believes that the cash flow generated from its operations, together with amounts available under the renewed credit facility, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently expected capital expenditures and other operating expenses for the next twelve months. The existing revolving credit facility provides the Company with available borrowings up to an aggregate amount of $275.0 million, of which approximately $150.0 million can be borrowed in Japanese yen and a portion in British pounds, subject to compliance with the borrowing base formula. As of January 31, 2001, approximately $236.6 million was available under the credit facility based upon the borrowing base formula, of which $193.9 million had been drawn. The $193.9 million includes a decrease of $6.9 million due to yen debt translated back to U.S. dollars at the spot rate on January 31, 2001.

The Company's future operating performance and the Company's ability to service or refinance the debt outstanding under its senior subordinated notes and its credit facility will be subject to the Company's ability to amend and extend the credit facility, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. The Company has entered into a commitment letter and related term sheet with Chase Manhattan Bank and JP Morgan pursuant to which the Company's senior credit facility would be amended and extended for a period of 18 months. The proposed amended facility would provide the Company with the same cash availability as the existing facility, although the amended facility is expected to consist of both a term loan facility and a revolving facility. The economic terms of the amended facility are also expected to differ from the existing facility as a result of a number of factors, including the Company's financial condition, current dynamics in the Company's industry and current banking conditions. The Company believes that the credit facility will be amended and extended prior to the April 23, 2001 expiration date of the existing facility. However, there can be no assurance or guaranty that the Company will be successful in renewing or extending the credit facility or that any renewal or extension will be on terms that are favorable to the Company. In the event the Company is unable to renew its credit facility, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year- round basis. Consequently, the Company has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and the Company's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, in each of fiscal 1999 and 2000, the second quarter (November 1 through January 31) accounted for approximately 30% of annual sales, and the Company believes that lower than projected domestic holiday sales during the 2000 holiday season accounted for a significant portion of the decreases in net revenues and gross profit experienced by the Company during its most recently completed fiscal quarter.

INFLATION

The Company believes that the recent low rates of inflation in the United States, Japan and the United Kingdom, where it primarily operates, have not had a significant effect on its net sales or operating results. The Company attempts to offset the effects of inflation through the management of controllable expenses. However, there can be no assurance that during a period of significant inflation, the Company's results of operations would not be adversely affected.

FOREIGN EXCHANGE MANAGEMENT

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of the Company's revenues and costs (including borrowing costs) are incurred in the local currency, except that certain inventory purchases are tied to U.S. dollars. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. The Company believes that the matching of revenues and expenses in local currency, as well as its foreign exchange hedging activities and borrowings in foreign currencies, mitigate the effect of fluctuating currency exchange rates. Nonetheless, changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations. See "Quantitative and Qualitative Disclosures about Market Risk."

ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS 133, require all derivative instruments to be recognized on the balance sheet as assets or liabilities at fair value. The Company adopted SFAS 133, as amended, on August 1, 2000. Commencing in fiscal 2001, the Company records its derivatives on the balance sheet at fair value and reported adjustments to fair value through income. Given the Company's limited use of derivatives, the cumulative effect of adopting SFAS 133 was not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company prepared sensitivity analyses of its yen-denominated financial instruments to determine the impact of hypothetical changes in foreign exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The analysis assumed a 10% adverse change in exchange rates on such financial instruments but did not consider other effects on economic activity that could exist in such an environment. Based on the results of such analysis, the Company concluded such an adverse change in exchange rates from year-end levels would not materially affect the Company's results of operations, cash flows or the fair value of its financial instruments.

PART II. OTHER INFORMATION

Item 5. Other Information

During the fall of calendar year 2000, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-year restructuring plan that was adopted by the Company in February 2001.

The restructuring plan contains several initiatives designed to improve the Company's operations, including closing and liquidating most stand-alone and combination bookstores, canceling nearly all future commitments for bookstores and book departments, entering into a joint venture relationship for the Company's Hong Kong and Singapore operations, selling or closing the Company's Canadian and Argentinean operations, closing up to nine underperforming domestic record, outlet and frame/gallery stores, and monitoring an additional six stores for possible future closure. The restructuring plan also contains several initiatives intended to improve cash flow, including substantially eliminating new store openings and remodeling plans, reducing capital expenditures until internally generated cash flow will support further growth, and reducing inventories.

The Company commenced implementation of the restructuring plan in February 2001 and expects to substantially complete implementation by the end of the first quarter of the Company's 2002 fiscal year. The Company will record charges to operations for restructuring costs, asset impairments and inventory reserves in the future. Due to these restructuring charges, the Company anticipates that net income for the third and fourth quarters of its 2001 fiscal year will be lower than previously anticipated. In addition, based on the expected results from the Company's inventory liquidation, operating loss reduction and other cash flow initiatives, the Company anticipates an improvement in net cash flow during that period as well. However, there can be no assurance that the intended benefits of the restructuring plan will be achieved.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     None

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

Date: March 15, 2001