Form 10-Q
period 2001-04-30
MTS INC
filed 2001-06-14
CIK 840302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]     No [ ]

Shares outstanding of the Registrant's common stock:

               Class                            Outstanding at April 30, 2001
 Class B Common Stock, no par value                      1,000 shares

                                MTS, INCORPORATED
                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
Part I. Financial Information.......................................................................
   Item 1. Consolidated Financial Statements........................................................
         Consolidated Balance Sheets as of April 30, 2001 and 2000 and July 31, 2000................          3
         Consolidated Statements of Income for the three months ended April 30, 2001 and
           2000 and the nine months ended April 30, 2001 and 2000...................................          4
         Consolidated Statements of Cash Flows for the nine months ended April 30, 2001 and 2000....          5
         Consolidated Statements of Comprehensive Income for the nine months ended
           April 30, 2001 and 2000..................................................................          6
         Notes to Consolidated Financial Statements.................................................        7-8
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....       9-15
   Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................      15-16
Part II. Other Information .........................................................................
   Item 5. Other Information........................................................................         17
   Item 6. Exhibits and Reports on Form 8-K.........................................................         17
Signature...........................................................................................         18

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MTS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                  AS OF APRIL 30, 2001, 2000 AND JULY 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                   UNAUDITED      UNAUDITED
                                                                   ---------      ---------
                                                                   APRIL 30,      APRIL 30,       JULY 31,
                                                                     2001           2000            2000
                                                                   --------       --------        -------
                                 Assets
Current Assets:
    Cash and cash equivalents                                        36,653         22,290         21,486
    Receivables, net                                                 33,162         30,118         31,457
    Merchandising inventories                                       275,655        288,996        293,429
    Prepaid expenses                                                  8,561         13,317         12,728
    Deferred tax assets                                              14,377          8,397         12,694
                                                                    -------        -------        -------
        Total current assets                                        368,408        363,118        371,794
Fixed assets, net                                                   185,499        208,389        207,440
Deferred tax assets                                                  10,456          9,794          9,648
Other assets                                                         38,975         37,971         38,396
                                                                    -------        -------        -------
        Total assets                                                603,338        619,272        627,278
                                                                    =======        =======        =======

                  Liabilities and Shareholder's Equity
 Current Liabilities:
    Current maturities of long-term debt                            204,611        180,558        191,325
    Accounts payable                                                161,906        161,365        165,701
    Reserve for restructuring costs                                   3,318             --             --
    Accrued liabilities                                              40,267         40,723         39,456
    Income taxes payable                                                 91          1,808             95
    Deferred revenue, current portion                                 2,593          2,409          2,959
                                                                    -------        -------        -------
        Total current liabilities                                   412,786        386,863        399,536
Long-term Liabilities:
    Long-term debt, less current maturities                         118,466        120,123        120,238
    Deferred revenue, less current portion                              134            148            144
                                                                    -------        -------        -------
        Total liabilities                                           531,386        507,134        519,918
                                                                    -------        -------        -------

Shareholder's Equity:
    Common stock:
    Class B, no par value; 10,000,000 shares authorized;
       1,000 shares issued and outstanding at April 30, 2001,
       April 30, 2000 and July 31, 2000                                   6              6              6
    Retained earnings                                                85,566        132,603        126,138

    Accumulated other comprehensive income                          (13,620)       (20,471)       (18,784)
                                                                    -------        -------        -------
        Total shareholder's equity                                   71,952        112,138        107,360
                                                                    -------        -------        -------
        Total liabilities and shareholder's equity                  603,338        619,272        627,278
                                                                    =======        =======        =======


        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                AND THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
              (DOLLARS IN THOUSANDS, EXCEPTS PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             APRIL 30,                    APRIL 30,
                                                    -------------------------     -------------------------
                                                       2001            2000          2001           2000
                                                    ----------      ---------     ----------      ---------
Net revenue                                            255,098        255,042        833,474        842,151

Cost of sales (a)                                      184,175        169,601        583,369        573,141
                                                    ----------      ---------     ----------      ---------

    Gross Profit                                        70,923         85,441        250,105        269,010



Selling, general and administrative expenses (b)        70,901         74,004        226,152        226,013


Restructuring and asset impairment costs                17,789             --         17,789             --

Depreciation and amortization                            7,353          6,783         23,017         19,523
                                                    ----------      ---------     ----------      ---------

    (Loss)/income from operations                      (25,120)         4,654        (16,853)        23,474

Other expenses:

    Interest Expense                                    (6,291)        (5,549)       (18,601)       (14,832)

    Foreign currency translation loss                   (2,123)        (1,547)        (5,542)        (7,409)


    Other expenses                                        (844)        (1,873)        (1,044)        (3,011)
                                                    ----------      ---------     ----------      ---------

    Loss before taxes                                  (34,378)        (4,315)       (42,040)        (1,778)

    (Benefit)/provision for income taxes                    --            (62)        (1,468)         1,897
                                                    ----------      ---------     ----------      ---------

    Net loss                                           (34,378)        (4,253)       (40,572)        (3,675)
                                                    ==========      =========     ==========      =========

Basic and diluted loss per share:

    On net loss                                     (34,377.57)     (4,253.50)    (40,572.07)     (3,675.34)
                                                    ==========      =========     ==========      =========


(a) Includes $4.4 million of inventory write downs related to restructuring in 2001 (see note 4).

(b) Includes $1.6 million of professional fees related to restructuring charges in 2001 (see note 4).

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                   UNAUDITED
                                                                                   APRIL 30,
                                                                             ---------------------
                                                                               2001         2000
                                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                 (40,572)       (3,675)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                             25,226        22,977
    Restructuring and asset impairment costs                                  21,438            --
    Provision for losses on accounts receivable                                   57           114
    Loss on disposal of depreciable assets                                     3,573         5,126
    Exchange loss                                                              7,393         6,063
    Other non-cash expense                                                       320           197
    Provision for deferred taxes                                               1,554           767
    (Decrease) increase in cash resulting from changes in:
      Accounts receivable                                                     (1,705)       (3,740)
      Inventories                                                             13,369       (17,283)
      Prepaid expenses                                                         4,167        (2,105)
      Accounts payable                                                        (3,795)       11,033
      Accrued liabilities and taxes payable                                      807         8,803
      Deferred revenue                                                          (376)         (698)
                                                                             -------       -------
           Net cash provided by operating activities                          31,456        27,579
                                                                             -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of fixed assets                                            (23,213)      (27,798)
      Acquisition of investments                                              (1,710)       (1,327)
      Increase in deposits                                                      (262)         (169)
      Refunds of deposits                                                         38            29
      Increase in intangibles                                                 (2,092)         (358)
                                                                             -------       -------
           Net cash used in investing activities                             (27,239)      (29,623)
                                                                             -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Loans to shareholder, officers and employees                                --          (334)
      Proceeds from employee loan payments                                        93           378
      Principal payments under long-term financing agreements                (35,803)      (60,550)
      Proceeds from issuance of long-term financing agreements                60,482        67,000
                                                                             -------       -------
           Net cash provided by financing activities                          24,772         6,494
                                                                             -------       -------
Effect of exchange rate changes on cash                                      (13,822)       (6,865)
                                                                             -------       -------
           Net increase/(decrease) in cash and cash equivalents               15,167        (2,415)
Cash and cash equivalents, beginning of period                                21,486        24,705
                                                                             -------       -------
Cash and cash equivalents, end of period                                      36,653        22,290
                                                                             =======       =======
Cash paid for interest                                                        16,250        12,508
                                                                             =======       =======
Cash paid for income taxes                                                     2,010         8,139
                                                                             =======       =======


        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                        UNAUDITED
                                                -------------------------
                                                  2001              2000
                                                -------            ------
Net Loss                                        (40,572)           (3,675)

Other comprehensive income, net of tax

      Foreign currency translation                5,164               111
                                                -------            ------
Comprehensive Loss                              (35,408)           (3,564)
                                                =======            ======


        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and restructuring and asset impairment charges) necessary to present fairly its consolidated financial position as of April 30, 2001 and the results of its operations and cash flows for the nine months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

NOTE 2 - TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded net transaction losses of $5.5 million and $7.4 million for the nine months ended April 30, 2001 and 2000, respectively. These amounts primarily represent unrealized losses on the Company's yen-denominated debt in 2000 and the volatility of currencies in international countries in which the Company does business.

NOTE 3 - INCOME TAXES

The effective income tax rates for the nine months ended April 30, 2001 and 2000 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes and decreased due to the creation of a valuation account related to the net operating loss and certain deferred tax assets.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In the third quarter, the Company recorded pre-tax restructuring and asset impairment charges of $23.8 million, as a result of steps the Company is taking that are intended to improve the Company's operations and improve cash flows. Of the $23.8 million in total pre-tax restructuring and asset impairment charges, $4.4 million related to inventory write downs was recorded in cost of sales and $1.6 million related to professional fees was recorded in selling, general and administrative expenses. The remaining $17.8 million of the total pre-tax restructuring and asset impairment charges were reported separately. Included in the $17.8 million is $13.6 million for the write down of leasehold improvements and various other property in stores to be closed, $3.2 million for accrual of lease termination and other costs, and $1.0 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


approximately 250 employees at both the retail and corporate level, from clerks to management.


NOTE 5 - DEBT

In April 2001, the Company amended and restated on a short-term basis its outstanding obligations under its senior revolving credit facility (Credit Facility). The Credit Facility now provides for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of
(Yen)15,596,828,718, which was equivalent to $126.6 million at inception), and it matures in April 2002. Maximum borrowings under the Credit Facility will decline during its one year term by $15 million in each of July and October 2001 and an additional $95 million in December 2001. Maximum borrowings under the Credit Facility are also subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. Borrowings are collateralized by substantially all of the Company's assets and the capital stock of its subsidiaries. The Credit Facility bears interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR Rate, Yen Base Rate and Euro Rate, plus an annual facility fee payable by the Company. There are various restrictive terms and covenants relating to the occurrence of material adverse financial operating conditions, balance sheet coverage ratio, certain debt and certain limitations on additional indebtedness, sale-leaseback transactions, liens or encumbrances on substantially all of the Company's assets, cash management arrangements, long-term transactions, capital expenditures, investments, acquisitions and new retail locations, mandatory commitment reductions and issuance of capital stock.

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

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the unaudited consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions is intended to identify forward-looking statements. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an unexpected increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to our competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company's restructuring plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political country risk; (ix) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company's Amended and Restated Credit Agreement; (x) the ability of the Company to arrange for alternative debt or equity financing commitments as required under the terms of the Company's Amended and Restated Credit Agreement; (xi) the ability of the Company to raise the cash necessary to meet the mandatory commitment reductions under the Company's Amended and Restated Credit Agreement; and (xii) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Please refer to the Risk Factors section of the Company's Annual Report on Form 10-K for further information on other factors, which could affect the financial results of the Company and such forward-looking statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

REVENUES

For the three months ended April 30, 2001, the Company's consolidated net revenues were stable at $255.1 million versus $255.0 million, an increase of $.1 million (or an increase of $10.3 million excluding the effects of U.S. dollar foreign translation fluctuations). The Company's net revenues were derived from U.S. revenues of $148.7 million and international revenues of $106.4 million for the three months ended April 30, 2001 compared to $148.5 million in the U.S. and $106.5 million internationally for the three months ended April 30, 2000. The overall increase in total Company revenues for the three months ended April 30, 2001 was driven primarily by new store revenues and improving comparable store performance offset by the adverse fluctuations in foreign currency exchange rates, the loss of one operating day in 2001 due to 2000 being a leap year and the closing of under performing stores. During the three months ended April 30, 2001, the Company opened one store and closed ten stores, bringing its total number of owned and operated retail stores to 185.

GROSS PROFIT

For the three months ended April 30, 2001, gross profit decreased $14.5 million to $70.9 million from $85.4 million for the three months ended April 30, 2000 (or a decrease of $11.7 million excluding the effects of the U.S. dollar foreign translation fluctuations). Management attributes the decline in gross profit, excluding the effect of inventory write downs related to the restructuring charge (see note 4), principally to weaker domestic margins associated with the liquidation of inventory from closed stores, adverse fluctuations in foreign currency exchange rates and the reconciliation of the perpetual inventory records of the Company's foreign subsidiaries. Improved margins from the Company's domestic core music operations were impacted by higher product costs associated with international operations due to the strengthening of the U.S. dollar against international currencies. Gross profit as a percentage of net revenues decreased to 27.8% for the three months ended April 30, 2001 as compared to 33.5% for the three months ended April 30, 2000. Management attributes the percentage decrease primarily to liquidation of inventory associated with certain store closures in connection with the Company's restructuring efforts and the reconciliation of international inventories as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, excluding depreciation and amortization, decreased by $3.1 million to $70.9 million during the three months ended April 30, 2001 from $74.0 million for the three months ended April 30, 2000. Excluding the effect of professional fees related to the restructuring charge (see note 4), decreases in personnel, occupancy, advertising and other cost savings initiatives resulting from the Company's restructuring program contributed primarily to the reduction in overall operating costs. As a percentage of net revenues, selling, general and administrative expenses decreased to 27.8% for the three months ended April 30, 2001 as compared to 29.0% for the three months ended April 30, 2000. Management attributes the percentage decrease excluding the effect of professional fees related to the restructuring charge (see note 4) primarily to the overall reductions in operating costs as previously discussed.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $7.4 million for the three months ended April 30, 2001 compared to $6.8 million for the three months ended April 30, 2000, an increase of $0.6 million. This increase was primarily due to reducing the useful lives of the Company's technology and intangible assets and ongoing investments in depreciable assets.

LOSS FROM OPERATIONS

The Company's consolidated operating loss during the three months ended April 30, 2001 was $25.1 million compared with consolidated operating income of $4.7 million during the three-month period ended April 30, 2000, a decrease of $29.8 million. Excluding the effects of the $23.8 million in total restructuring and asset impairment costs incurred during the three months ended April 30, 2001, this decrease reflects primarily the decrease in gross profit and increase in depreciation offset by the reduction in selling, general and administrative expenses as previously discussed.

INTEREST EXPENSE

Net interest expense was $6.3 million for the three months ended April 30, 2001 compared to $5.5 million for the three months ended April 30, 2000, an increase of 14.6%. The increase was due primarily to increased amounts outstanding under the Company's senior credit facility.

FOREIGN CURRENCY TRANSLATION LOSS

A foreign currency translation loss of $2.1 million was recognized for the three months ended April 30, 2001 compared to a foreign currency translation loss of $1.5 million for the three months ended April 30, 2000. The account primarily represents the volatility of foreign currency fluctuations against the U.S. dollar in foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax benefit for the three months ended April 30, 2001 of $0 million compared with an income tax benefit of $0.1 million for the three months ended April 30, 2000. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates.


NINE MONTHS ENDED APRIL 30, 2001 COMPARED TO NINE MONTHS ENDED APRIL 30, 2000

REVENUES

For the nine months ended April 30, 2001, the Company's consolidated net revenues were $833.5 million compared to $842.2 million for the nine months ended April 30, 2000, a decrease of $8.7 million (or an increase of $12.6 million excluding the effects of U.S. dollar foreign translation fluctuations). The Company's net revenues were derived from U.S. revenues of $489.7 million and international revenues of $343.8 million for the nine months ended April 30, 2001 compared to $498.9 million in the U.S. and $343.3 million internationally for the nine months ended April 30, 2000. The overall decrease in total revenues for the nine months ended April 30, 2001 was driven primarily by the adverse fluctuations in foreign currency exchange rates and a decrease in domestic same store sales of 3.6% generally associated with weak new releases and diminishing consumer demand for compact disc singles and cassettes. During the nine months ended April 30, 2001, the Company opened 12 stores and closed 15 stores, bringing its total number of owned and operated retail stores to 185.

GROSS PROFIT

For the nine months ended April 30, 2001, gross profit was $250.1 million compared to $269.0 million for the nine months ended April 30, 2000, a decrease of $18.9 million (or a decrease of $12.3 million excluding the negative effects of U.S. dollar foreign translation fluctuations). Management attributes the decrease in gross profit, excluding the effects of inventory write downs related to the restructuring charge (see note 4), principally to the decrease in domestic same store sales, weaker domestic margins associated with the liquidation of inventory from closed stores and the impact of foreign currency fluctuations on international purchases and margins. Gross profit as a percentage of net revenues decreased to 30.0% for the nine months ended April 30, 2001 compared to 31.9% for the nine months ended April 30, 2000. Management believes that the primary factors contributing to the decrease in gross profit as a percentage of net revenues was due to ongoing industry pricing pressures, the liquidation of closed stores associated with the Company's restructuring initiatives and the reconciliation of the perpetual inventory records of the Company's foreign subsidiaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, excluding depreciation and amortization, were $226.2 million for the nine months ended April 30, 2001 compared to $226.0 million for the nine months ended April 30, 2000, an increase of $.2 million. Excluding the effects of professional fees related to the restructuring charge (see note 4), decreases in personnel and other cost savings resulting from the Company's restructuring program were offset by increases in distribution, store occupancy, and advertising and marketing costs. As a percentage of net revenues, selling, general and administrative expenses increased to 27.1% for the nine months ended April 30, 2001 compared to 26.8% for the nine months ended April 30, 2000. Excluding the effects of professional fees related to the restructuring charge (see note 4), management attributes the percentage increase primarily to the decrease in net revenues.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $23.0 million for the nine months ended April 30, 2001 compared to $19.5 million for the nine months ended April 30, 2000, an increase of $3.5 million. The increase was primarily due to reducing the useful lives of technology and intangible assets and ongoing investments in depreciable assets.

LOSS FROM OPERATIONS

The Company's consolidated operating loss for the nine months ended April 30, 2001 was $16.9 million compared with consolidated operating income of $23.5 million for the nine-month period ended April 30, 2000, a decrease of $40.4 million. This decrease (excluding the effects of $23.8 million in restructuring and asset impairment costs) reflects primarily the decrease in gross profit and the increase in depreciation offset by the reduction in selling, general and administrative expenses as discussed above.

INTEREST EXPENSE

Net interest expense was $18.6 million for the nine months ended April 30, 2001 compared to $14.8 million for the nine months ended April 30, 2000, an increase of $3.8 million or 25.7%. The increase was due primarily to increased amounts outstanding under the Company's senior credit facility combined with higher borrowing costs.

FOREIGN CURRENCY TRANSLATION LOSS

The Company recognized a foreign currency translation loss of $5.5 million for the nine months ended April 30, 2001 compared to a foreign currency translation loss of $7.4 million for the nine months ended April 30, 2000. The account primarily represents non-cash losses due to outstanding yen denominated bank debt in 2000 and the volatility of currencies in international countries in which the Company does business.

INCOME TAXES

A pre-tax operating loss resulted in an income tax benefit for the nine months ended April 30, 2001 of $1.5 million compared with an income tax expense of $1.9 million for the nine months ended April 30, 2000. Tax benefits and provisions are based upon management's estimate of the Company's annualized effective tax rates.

RESTRUCTURING AND ASSET IMPAIRMENT COSTS

During the third quarter of the Company's 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-year restructuring plan that was adopted by the Company in February 2001.

The restructuring plan contains several initiatives designed to improve the Company's operations, including closing and liquidating most stand-alone and combination bookstores, canceling nearly all future commitments for bookstores and book departments, entering into a joint venture relationship for the Company's Hong Kong and Singapore operations, selling or closing the Company's Canadian and Argentinean operations, closing up to nine under performing domestic record, outlet and frame/gallery stores, and monitoring an additional nine stores for possible future closure. The restructuring plan also contains several initiatives intended to improve cash flow, including substantially eliminating new store openings and remodeling plans, reducing capital expenditures until internally generated cash flow will support further growth, and reducing working capital.

The Company began implementing its restructuring plan shortly after its adoption. Since the plan was implemented, the Company has closed all but one of its stand-alone book stores identified in the plan and has liquidated most of its book inventories. The Company has also closed several of its under performing record and outlet stores and had arranged for the sale of two of its frame/gallery stores. Consistent with the restructuring plan, the Company is still monitoring additional stores for possible future closure.

In the third quarter, the Company recorded pre-tax restructuring and asset impairment charges of $23.8 million, as a result of steps the Company is taking that are intended to improve the Company's operations and improve cash flows. Of the $23.8 million in total pre-tax restructuring and asset impairment charges, $4.4 million related to inventory write downs was recorded in cost of sales and $1.6 million related to professional fees was recorded in selling, general and administrative expenses. The remaining $17.8 million of the total pre-tax restructuring and asset impairment charges were reported separately. Included in the $17.8 million is $13.6 million for the write down of leasehold improvements and various other property in stores to be closed, $3.2 million for accrual of lease termination costs, and $1.0 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 250 employees at both the retail and corporate level, from clerks to management.

The Company expects to substantially complete implementation of the remainder of its restructuring initiatives by the end of the first quarter of the Company's 2002 fiscal year. The Company will continue to record charges to operations for restructuring costs, asset impairments and inventory reserves in the future. Due to these additional restructuring charges, the Company anticipates that net income for the fourth quarter of fiscal 2001 will be lower than previously anticipated.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the refurbishment and expansion of existing stores, and continued development of the Company's technological infrastructure.

Net cash provided by operating activities was $31.4 million and $27.6 million for the nine months ended April 30, 2001 and 2000, respectively. For the nine months ended April 30, 2001, net cash provided by working capital was $12.4 million versus $4.0 million applied to working capital for the nine months ended April 30, 2000, and was primarily related to changes in inventories, prepaids, payables and accruals. The increase in cash flow from operations for the nine months ended April 30, 2001 versus the nine months ended April 30, 2000 was primarily due to increases in cash provided from operating activities and reductions in working capital requirements.

Net cash used for investing activities was primarily geared to capital expenditures on stores, including the opening of five stores in the United States, seven stores internationally along with store relocations, refurbishments and technology investments totaling approximately $21.3 million with an additional $1.9 million used for video rental acquisitions.

Cash provided by financing activities for the nine months ended April 30, 2001 was $60.5 million, resulting principally from borrowings under the Company's credit facility. Cash expended for financing activities for the nine months ended April 30, 2001 was $35.8 million, which resulted primarily from reductions under the Company's credit facility.

Interest payments and required debt reduction on the senior subordinated notes and on the credit facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2001 are expected to be approximately $29.0 million, of which approximately $15.0 million will be related to maintenance and required technological capital improvements.

The Company entered into an amended and restated credit agreement in April 2001 pursuant to which the Company's senior credit facility will be extended for one year. The amended revolving credit facility initially provides the Company with available borrowings up to an aggregate amount of $225.0 million, of which approximately $126.6 million can be borrowed in Japanese yen, subject to compliance with the borrowing base formula and a maximum leverage test. The amount available under the facility will decline to $210 million in July 2001, $195 million in October 2001 and $100 million in December 2001. As of April 30, 2001, the Company had drawn $202.3 million on the credit facility, net of a $13.2 million translation gain on yen debt translated in U.S. dollars at the spot rate on April 30, 2001.

The Company believes that it will require further external financing to fund the mandatory commitment reductions together with the Company's lease obligations, working capital requirements, operating expenses and other debt service obligations. Adverse foreign currency fluctuations could also increase the cash needed by the Company to reduce its borrowings under the credit facility. In addition, the Company is required under the terms of the credit facility to deliver to its lenders by October 1, 2001 firm commitments from financial institutions for debt or equity financings necessary to meet the December 2001 mandatory reduction under the credit facility. There can be no assurance that the Company will be able to obtain firm financing commitments by that date, if at all, or that the terms of those financing commitments will be favorable to the Company or its debt or equity holders. If the Company is unable to satisfy its obligations under the credit facility, the Company will be in default under the terms of the amended and restated credit agreement.

The credit facility and the senior subordinated notes impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The amended covenants contained in the credit facility and the senior subordinated notes also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on substantially all of the Company's assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions. Substantially all of the Company's tangible and intangible assets have been collateralized against the credit facility.

The Company's future operating performance and the Company's ability to service or refinance the debt outstanding under its senior subordinated notes and its credit facility will be subject to the Company's ability to extend the credit facility, future economic conditions and financial, business and other factors, many of which are beyond the Company's control.

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

ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of SFAS 133, require all derivative instruments to be recognized on the balance sheet as assets or liabilities at fair value. The Company adopted SFAS 133, as amended, on August 1, 2000. Commencing in fiscal 2001, the Company records its derivatives on the balance sheet at fair value and reported adjustments to fair value through income. Given the Company's limited use of derivatives, the cumulative effect of adopting SFAS 133 was not material.

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

Of the Company's current long-term debt, $110 million bears a fixed interest rate and is payable in 2005. The Company prepared sensitivity analyses of the balance of its financial instruments to determine the impact of hypothetical changes in interest rates on the Company's results of operations, cash flows, and the fair value of its financial instruments. The interest-rate analysis assumed a one hundred basis point adverse change in interest rates on all variable rate financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. Based on the results of such analysis, the Company concluded that a one hundred basis point adverse change in interest rates from year-end 2000 levels would not materially affect the Company's results of operations, cash flows, or the fair value of its financial instruments.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

          Exhibit No.                         Description
             10.5          Amended and Restated Credit Agreement, dated as of
                           April 27, 2001, between the Company and The Chase
                           Manhattan Bank.

       (b)    Reports on Form 8-K.

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MTS, INCORPORATED

                        By:             /s/ DeVaughn D. Searson
                           ----------------------------------------------------
                                            DeVaughn D. Searson
                            Executive Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)


                        Dated: June 14, 2001