Form 10-K
period 2001-07-31
MTS INC
filed 2001-10-29
CIK 840302

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K
                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                 TO

                          COMMISSION FILE NO. 333-54035

                                MTS, INCORPORATED
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                  94-1500342
           ----------                                  ----------

  (State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                Identification Number)

              2500 DEL MONTE STREET       WEST SACRAMENTO, CA 95691
              -----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
               ---------------------------------------------------
                                 (916) 373-2502

================================================================================

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
            NONE                                          NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES [X] NO [ ]

   As of July 31, 2001, 1,000 shares of the Registrant's Class B Common Stock were issued and outstanding.

       None of such shares were held by non-affiliates of the Registrant.

                                MTS, INCORPORATED
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

                                     PART I
Except as otherwise specifically indicated, all references in this Form 10-K to the "Company" or "Tower" refer to MTS, Incorporated, a California corporation, and its consolidated subsidiaries.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Readers are encouraged to review all of the Company's filings with the SEC that describe additional important factors, including risk factors, that could cause actual results to differ materially from those contemplated by the statements made herein. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions, and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company's restructuring plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign exchange rates and economic and political country risk; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly covenants as prescribed by the Company's Amended and Restated Credit Agreement, as amended;
(xi) the ability of the Company to arrange for alternative debt or equity financing commitments as required under the terms of the Company's Amended and Restated Credit Agreement, as amended; (xii) the ability of the Company to meet the mandatory commitment reductions under the Company's Amended and Restated Credit Agreement, as amended; and (xiii) the ability of the Company to successfully defend itself in ongoing and future litigation All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. For further information on other factors which could affect the financial results of the Company and such forward-looking statements, See "Risk Factors."


ITEM 1. BUSINESS

GENERAL

Founded in 1960, the Company is one of the largest specialty retailers of recorded music headquartered in the United States in terms of revenues and is one of the largest and most widely-recognized music retailers in the world. As of July 31, 2001, the Company operated a total of 173 stores worldwide, consisting of 106 U.S. stores in 20 states and 67 international stores in seven countries.

The Company offers a diversified line of music and video products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, software titles, personal electronics and accessories.

Tower attracts and retains customers who buy music on a year-round basis by providing an extensive product selection in an interactive, entertaining environment. Tower stores feature extended store hours, in-store listening stations and knowledgeable and motivated sales personnel. The Company believes these factors make Tower stores a preferred shopping destination. Tower offers one of the broadest selections of recorded music, including recent releases, older catalog releases and other various music formats primarily in stand-alone locations in densely populated urban and suburban areas.

Most of the Company's domestic stores exceed 10,000 square feet and carry at least 50,000 music titles. Flagship stores, which are located in major metropolitan areas such as, Chicago, Honolulu, London, Los Angeles, New Orleans, New York, Osaka, Philadelphia, San Francisco, Seattle, Tokyo and Washington, D.C., typically exceed 20,000 square feet and carry between 80,000 and 120,000 music titles.

Due to the Company's high per store sales volume and long-standing relationships with vendors and music manufacturers, the Company receives substantial marketing support, competitive purchasing terms, short lead times on inventory fulfillment, product return rights and drop shipments of orders directly to its stores. Tower monitors the quantity and mix of inventory in each of its stores through a central inventory management system. Additionally, corporate management gives Tower's store managers some discretion in managing the level and mix of the inventory in their stores in order to most effectively market to each store's demographic customer base.

With the objective of increasing and diversifying its revenue base, Tower became the first U.S.-based music retailer to implement an international growth strategy. This expansion, which commenced in 1979, initially focused on the Japanese market (which is currently the world's second largest market for recorded music), and enabled Tower to become a market leader in Japan for recorded music. Tower implemented a similar expansion strategy in the United Kingdom beginning in 1986. The Company currently has more international locations than any other U.S.-based music retailer, and for the 2001 fiscal year derived approximately 42% of its total net revenues from international sales. Tower currently operates 49 stores in Japan; eight in England; five in Mexico, two in Ireland, one each in Singapore, Canada and Scotland. In addition, the Company has entered into franchise agreements with local operators in Colombia, Ecuador, Israel, Malaysia, The Philippines, Argentina, Hong Kong, Taiwan, China and the United Arab Emirates.

During the third quarter of the Company's 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-year restructuring plan that was adopted by the Company in February 2001 (the "Restructuring Plan"). The Restructuring Plan contains several initiatives designed to improve the Company's operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company's Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company's Canadian operations, closing up to nine under performing domestic record, outlet and frame/gallery stores, and monitoring an additional nine stores for possible future closure. The Restructuring Plan also contains several initiatives intended to improve cash flow, including substantially eliminating new store openings and remodeling plans, reducing overhead expenses, reducing capital expenditures until internally generated cash flow will support further growth, and reducing working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring Plan."

OPERATIONS

As of July 31, 2001, Tower operated a total of 173 stores worldwide, consisting of 106 U.S. retail stores in 20 states and 67 international stores in seven countries. The Company's operating structure consists of (i) its U.S. stores, Internet division and wholesaling operations, (ii) its Asian stores, Internet division and wholesaling operations, and (iii) its U.K. and Ireland stores and Internet division. The Company's operations are directed by an Executive Committee comprised of nine committee members.

UNITED STATES. As of July 31, 2001 the Company's U.S. operations consisted of 106 retail stores. In the United States, Tower has organized its operations into four territories, each headed by a territory manager who has responsibility for sales and merchandising, day-to-day operations and administration. Tower's corporate headquarters provides central support to each territory, including systems, distribution, accounting and national marketing programs. The corporate headquarters also gives final approval for all new store sites and store design and oversees quality standards and other critical elements of the Tower concept.

ASIA. As of July 31, 2001, Tower's Asian operations consisted of forty-nine stores in Japan and one in Singapore. As part of the Restructuring Plan implemented by the Company in February 2001, the Hong Kong and Taiwan operations were converted to franchises during 2001. All Asian store managers report to the Director of Asian Operations located in Japan. Product is purchased through a variety of sources worldwide.

UNITED KINGDOM AND IRELAND. As of July 31, 2001, the Company operated eight stores in England, one in Scotland, and two in Ireland. All store managers in the United Kingdom and Ireland report to the Director of European Operations located in London. Product is purchased through a variety of sources worldwide.

JOINT VENTURES AND FRANCHISES

The Company has a joint venture operation in Mexico which operates five stores. This arrangement enables Tower to enter into the Mexican market and obtain an improved understanding of local product demand and operating procedures while benefiting from a sharing of capital commitments. Under the joint venture arrangement, Tower manages store operations, utilizing input from local investors. The joint venture operation is managed from Tower's corporate headquarters.

The Company has entered into franchise agreements to operate stores in Colombia, Ecuador, Israel, Malaysia, The Philippines, Argentina, Hong Kong, Taiwan, China and the United Arab Emirates. Additional franchised stores are planned for other countries. The Company has focused its franchising operations in developing markets to leverage its brand with minimal capital requirements. Franchised stores are managed by the local operator with input from the Company on store format and merchandising. The Company benefits from franchise agreements through the distribution of products as well as through royalty income and trademark licensing fees. The Company anticipates that future expansion to other international markets will be through franchising agreements or joint ventures.

TOWERRECORDS.COM

Through its wholly owned subsidiary, Tower Direct LLC, the Company operates an Internet company under the name, TowerRecords.com. TowerRecords.com operates as an online retailer of music and complementary entertainment products and information. TowerRecords.com has garnered high rankings and reviews from Internet and industry experts in surveys of the Internet's best websites. The Company plans to continue to leverage its brand name through its Internet capabilities to customers in Tower stores as well as Internet users in non-Tower locations. The web site offers customers thousands of titles of music and video items in stock and ready for immediate shipping from the Company's state-of-the-art fulfillment and distribution center, which is owned and operated by the Company's wholly owned subsidiary, Three A's Holdings, LLC, doing business as Bayside Entertainment Distribution. Tower also continues to focus on its core business of traditional brick-and-mortar retail operations. The Company markets its Internet site through the same advertising and marketing channels used for its retail stores and also through strategic alliances with well-known Internet companies, such as America Online and Yahoo.

STORE FORMAT AND LOCATIONS

Tower has differentiated itself from competing music retailers with its strategic store locations, which generally feature a large, centrally located store in a densely populated urban area complemented by nearby urban and suburban stand-alone stores. Tower's flagship stores in major markets typically exceed 20,000 square feet, with the majority of all stores exceeding 10,000 square feet. Newer stores range from 15,000 to 30,000 square feet, depending on the market and location. The Company believes that its larger, stand-alone locations provide it with various operating efficiencies, including lower rent expense than comparable mall-based retailers. The Company's large base of high-volume, stand-alone stores enables it to receive drop-shipments of product directly to store locations (thereby reducing the costs associated with warehousing and distribution). The Company believes that the selection of locations for its stores is critical to the success of its operations. The site-selection process consists of an in-depth analysis of regional demographics, consumer purchasing habits and traffic within a specific area. Senior management is actively involved in this process and grants all final site approval. For the fiscal year ended July 31, 2001, the Company opened five stores in the United States and ten stores internationally (including eight in Japan), while closing 23 stores and converting six international stores to franchises.

PRODUCTS

The Company offers a diverse line of products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, software titles, personal electronics and accessories.

RECORDED MUSIC. The Company's primary source of revenue is the sale of recorded music on compact discs and audiocassettes. For fiscal years 2001 and 2000, recorded music sales accounted for approximately 86.3% and 87.8%, respectively, of Tower's worldwide net revenues. The Company's stores carry a wide selection of compact discs and audio cassettes purchased from all major and most independent recording companies, which, except for new releases and special promotions, are arranged in the stores by genre and alphabetically by artist or group. Tower differentiates itself from its competitors through the breadth and depth of its product selection. Tower's strategy is to offer the broadest selection of recorded music for its customers, including recent BILLBOARD Top 50 releases as well as a comprehensive variety of older releases and diverse music formats. Most of the Company's stores carry at least 50,000 music titles, while flagship stores located in major markets, such as, Chicago, Honolulu, London, Los Angeles, New Orleans, New York, Osaka, Philadelphia, San Francisco, Seattle, Tokyo and Washington, D.C., usually carry between 80,000 and 120,000 music titles.

VIDEO PRODUCTS. In addition to recorded music, the majority of Tower stores sell videocassettes, and DVD products. For fiscal years 2001 and 2000, video sales accounted for approximately 9.8% and 8.6%, respectively, of Tower's worldwide net revenues. Selected stores also offer video rentals. DVD offers the consumer laser technology in a smaller disc format with superior picture quality and audio fidelity. The Company believes that it is well positioned to capitalize on the growing DVD market. DVD sales increased by 49% from fiscal 2000 to fiscal 2001.

COMPLEMENTARY PRODUCTS. To complement music buyers' interests, Tower stores also sell books, magazines, blank tapes, software titles, personal electronics and accessories. As of July 31, 2001, the Company operated four stand-alone bookstores. For the fiscal years 2001 and 2000, sales of complementary products accounted for approximately 3.9% and 3.6% respectively, of Tower's worldwide net revenues.

MARKETING, ADVERTISING AND PROMOTION

Tower has long been recognized throughout the world for its unique brand of retailing and seeks to maximize its use of marketing, advertising and promotional activity by leveraging enhancement of its brand. The Company's fully integrated marketing plan focuses on delivering to the customer a comprehensive service of discovery, education and experience throughout all aspects of the marketing mix.

In catering to a wide range of customers with diverse tastes, the Company maintains a commitment to providing an extensive selection of packaged entertainment, including a breadth of selection spanning all musical genres, merchandised in stores that celebrate the unique interests and needs of the communities in which they are located. Tower believes its dedication to showcasing a multitude of recording artists, from emerging to super-star, with in-store appearances and live performances, as well as author signings, sponsorships of local festivals, events and promotional tie-ins advantageously differentiates it from its competitors.

The Company believes that differentiated customer service is an important factor in overall customer satisfaction, brand loyalty and long term repeat purchases. Tower maintains a commitment to providing its customers with superior service throughout all aspects of its integrated marketing approach, including advance release notification in Tower's in-house produced publication PULSE! and direct mail segmentation campaigns, sales promotions, in-store customer education and discovery focus, utilizing point-of-purchase print collateral and employing expert staff and product specialists to create an informative, interesting and exciting shopping environment.

As one of the nation's largest independent entertainment software retailers, with over 40 years in the retail community, Tower has developed solid relationships with its suppliers. As a result, and due to the Company's expanded approach to co-op advertising, it receives substantial marketing support funds from both its major and independent vendors, and continues to achieve economies of scale in its advertising and distribution. The Company believes that this level of support is rooted in its vendors' recognition of the unique contribution it makes to the music industry.

Marketing support inflows offset a significant portion of the Company's advertising, marketing and promotional expenses and enable Tower to leverage brand equity with its customers across assorted media. The Company utilizes newspaper, magazine, direct mail and broadcast advertising, tailoring local and national advertising campaigns to create specific demand for products, while reinforcing brand messaging and recognition.

Additionally, Tower leverages brand exposure and extension via third party partnerships with nationally known entities, including media partners, VH-1, Bravo and Rolling Stone, and partners such as Student Advantage. The Company believes that leveraging partnerships forms a core component to the Company's competitive advantage and as a result enables it to gain market share from its competitors in certain markets.

The Company also markets packaged entertainment through its subsidiary Tower Direct, LLC, which maintains a website at http://www.towerrecords.com. The Internet site is marketed through strategic alliances with well-known Internet companies, such as America Online and Yahoo, and also through other advertising vehicles including new release pre-order email campaigns designed to target early adopters, and email consumer segmentation campaigns.

SUPPLIERS

RECORDED MUSIC. The majority of Tower's music purchases come from five major suppliers with which Tower has developed long-standing relationships. As a result of these relationships and Tower's high sales volume, the Company receives substantial marketing support allowances, competitive purchasing terms, short lead times on inventory fulfillment, competitive pricing programs and drop shipments of orders directly to its stores. In addition, the Company purchases product from numerous independent distributors and labels. Unsold music product may be returned to the manufacturer at any time that the title remains in the current music catalog of a manufacturer; however, restocking fees are generally assessed for returned product. Product deletions are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. None of the Company's major domestic suppliers limits returns of inventory.

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

PURCHASING, INVENTORY MANAGEMENT AND DISTRIBUTION

Unlike most of its competitors, Tower's purchasing is partly decentralized. Tower store managers are given discretion to manage the levels and mix of merchandise in their stores, subject to certain limitations established by the Company's national headquarters. Managers work closely with territory and national product managers to customize product inventory in their stores to the demographics and buying patterns of their local markets.

The Company's ISP (In Store Processing) system, using the IBM AS/400 computer system, enables management to monitor the levels and mix of its inventory in each of its stores. The ISP system provides store managers instantaneous on-line information regarding quantities on hand, turns at the store level and on a combined basis, historical movement reports by SKU, pricing and cost data and customer service information. The ISP system also identifies slow-moving, deleted and overstocked titles to prompt managers to return the inventory for refund. The system provides suggested replenishment information to store buyers. By utilizing the ISP system, store managers are able to pre-set and manage timely reorder points. This system enables the store managers to carry appropriate levels of deep-catalog product and to maintain sufficient inventory levels for fast-moving product.

The Company uses its U.S. distribution operations to distribute products when it is more efficient than drop-shipping to Tower stores. The Company also wholesales products; particularly independent label recorded music, to other retailers in both the U.S. and international markets, such as Japan. In addition, the Company has an established export-wholesaling branch in Japan. This enables the Company to export international catalog product to music retailers, taking advantage of the economies of scale, while providing prompt delivery.

The Company also sells recorded music both via mail order and over the Internet. The Company maintains a website at http://www.towerrecords.com and an online store on America Online at keyword "TOWER." Mail order and Internet sales are fulfilled through the Company's U.S. distribution facility allowing, in many cases, overnight delivery to customers.

COMPETITION

The retail music and video industry is highly competitive. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, record clubs, e-commerce retailers, mail order, and independent operators. In addition, a uniform format has been developed that will enable music companies to sell their products via direct Internet download. The Company believes that sales via the Internet will continue to be a more significant part of an integrated operating strategy and accordingly has determined to emphasize order fulfillment for, and co-market with, its Internet subsidiary. In addition, consolidation continues to occur in the home entertainment industry. Musicland recently agreed to be acquired by Best Buy, both competitors of the Company. Time Warner Inc. was acquired by America Online, Inc. Vivendi acquired Seagram Co. Ltd. which included the Universal Music Group, a major supplier to the Company. Bertelsmann AG, also a major supplier to the Company, acquired an interest in Napster. The Company believes that other major suppliers of recorded music to the Company are exploring direct sales to the consumer via the Internet.

The Company believes the principal competitive factors in the retail music industry are brand name recognition, merchandising, selection, pricing, inventory management, marketing, store location, management expertise and customer service. The Company believes that it competes favorably with respect to each of these factors.

MAJOR INTERNATIONAL CHAINS. In certain of its major, metropolitan markets, the Company competes directly with HMV and Virgin. Both are large, international music retailers that, like the Company, emphasize a broad selection of titles. Management believes that in the markets, in which Tower competes, Tower carries a deeper catalog selection than its competitors including HMV or Virgin.

MALL-BASED MUSIC RETAILERS. The Company also competes with various mall-based music retailers such as Musicland, Trans World Entertainment, and Wherehouse Entertainment.

DISCOUNTERS AND CONSUMER ELECTRONICS STORES. Specialty music retailers have experienced increasing competition from large discounters and consumer electronics stores such as Wal-Mart, K-mart, Target, Circuit City, Best Buy, Barnes and Noble and Borders. Many of these large discounters and consumer electronics stores typically feature BILLBOARD Top 50 recordings with minimal or no gross margin with the intent of generating additional store traffic and cross-selling other, higher margin products, such as consumer electronics.

MAIL ORDER CLUBS. The Company also competes with mail order clubs such as BMG Music and Columbia House. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and video and may have advantageous sourcing and marketing relationships with their affiliates.

INTERNET AND OTHER. The Internet has become an established avenue for retailing and the purchase of music and video and continues to grow in popularity with entertainment software consumers. The Company's e-commerce competitors include Amazon.com, Cdnow.com, BarnesandNoble.com, mp3.com and others, most of which have one or more marketing alliances. The Company expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. The further development of Internet and cable technologies, coupled with high quality digital recording technologies, enable direct downloading of recorded music by consumers via the Internet, which could result in significant changes in existing distribution channels for pre-recorded music. Such a development could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Increased Competition From Existing Retailers and Competing Home Entertainment Options May Adversely Affect the Company's Results."

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers, and more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability. Tower's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, Tower has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and Tower's international presence has historically further reduced the Company's reliance on the U.S. holiday shopping season. Nevertheless, in each of fiscal 2001 and 2000, the second quarter (November 1 through January 31) accounted for approximately 30% of annual sales. See Note 15 to Consolidated Financial Statements.

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

EMPLOYEES

As of July 31, 2001, the Company employed approximately 6,795 persons, of whom approximately 867 were employed on a part-time basis. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

RISK FACTORS

The following is a discussion of
certain factors, which could affect the financial results of the Company.

THE COMPANY'S SUBSTANTIAL INDEBTEDNESS MAY RESTRICT THE CONDUCT OF THE COMPANY'S BUSINESS

The Company is substantially leveraged. The Company's aggregate outstanding indebtedness was $297.7 million and the Company's shareholders' equity was $21.4 million at July 31, 2001. The Company also has substantial rental obligations. The Company's substantial degree of leverage could have the following effects:
(i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes in the future could be reduced, (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, which reduces the funds available to the Company for other purposes, (iii) certain of the Company's borrowings are at variable rates of interest, which exposes the Company to interest rate fluctuation risk, (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions, and (v) the Company could be more vulnerable in the event of a downturn in general economic conditions or its business.

The Company's cash flow and capital resources may not be sufficient for payment of interest on and principal of its indebtedness in the future. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or refinance its debt. In the absence of sufficient cash flow and capital resources, the Company could face substantial liquidity problems and could be required to dispose of material assets or operations to meet its debt service and other obligations.

The Company's Credit Facility expires on April 23, 2002. At July 31, 2001 the Company had $177 million outstanding. The Credit Facility is subject to maximum borrowings, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. The Company is also required to reduce the outstanding balance by $5 million in October 2001 and $10 million in December 2001. The Company's future operating performance and ability to service or refinance the debt outstanding under its senior subordinated notes and its Credit Facility will be subject to the Company's ability to refinance its Credit Facility, future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance or guaranty that the Company will be successful in refinancing or extending its Credit Facility or that any renewal or extension will be on terms that are favorable to the Company. In the event the Company is unable to refinance or extend its Credit Facility, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's Credit Facility contains a number of significant covenants that restrict the manner in which the Company conducts its business and requires the Company to comply with specified ratios and financial tests. The Indenture entered into by the Company in connection with the issuance of its subordinated notes also contains certain restrictive covenants. The Company's ability to comply with these covenant requirements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the relevant financing agreements that would permit the relevant lenders or debt holders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Credit Facility to make further extensions of credit thereunder could be terminated, any of which would harm the Company's business.

THE COMPANY'S BUSINESS COULD BE HARMED BY A LACK OF AVAILABILITY OF POPULAR
MUSIC

The Company's business is affected by the release of "hit" music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. Entertainment product sales depend to some extent upon the availability of hit products. If there are no hit products, entertainment companies may be unprofitable even though the general economy is doing well. The Company cannot determine in advance the timing of these cycles or the future availability of hit products. Hit products are important because they generate customer traffic in stores. The Company does not control the content of the products it sells and is dependent upon the major music and movie producers to continue to produce hit products. To the extent that new hits are not available, or not available at prices attractive to consumers, the Company's sales may be adversely affected.

THE COMPANY'S SALES MAY SUFFER IF THE COMPANY DOES NOT ACCURATELY PREDICT WHICH NEW PRODUCT OR DISTRIBUTION TECHNOLOGIES WILL BE ACCEPTED BY CONSUMERS

The emergence of new technologies may attract consumers from one technology to another and reduce sales and profit margins of existing technologies. For example, the shift from cassettes to CDs reduced the demand for cassettes. New technologies are also increasing the ways products can be offered to the public. A wide selection of music and video services can now be offered to consumers by the Internet, cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies. In particular, Internet and cable technologies coupled with high-quality digital recording technologies allows direct downloading of recorded music by consumers via the Internet. If technological advances were to result in significant changes in existing distribution channels for pre-recorded music, the Company's business, financial condition or results of operations could be harmed. If the Company is unable to predict or participate in new product or distribution technologies that consumers accept widely, the Company's sales may suffer.

INCREASED COMPETITION FROM EXISTING RETAILERS AND COMPETING HOME ENTERTAINMENT OPTIONS MAY ADVERSELY AFFECT THE COMPANY'S RESULTS

The retail music business is highly competitive. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs and independent operators, some of which have greater financial and other resources than the Company. In retail music sales, some of the Company's competitors have been expanding into the Company's markets. The Company also expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. This increased competition may reduce sales at the Company's stores, reduce the Company's gross margins, increase the Company's operating expenses and decrease the Company's profit margins in specific markets. If these competing home entertainment options continue to grow, retail stores may cease being a primary channel for distribution of recorded music, which could harm the Company's ability to compete within the music retail business. See "Business Competition-- Internet and Other." In addition, consolidation continues to occur in the home entertainment industry. Musicland recently agreed to be acquired by Best Buy, both competitors of the Company. Time Warner Inc. was acquired by America Online, Inc. Vivendi acquired Seagram Co. Ltd. which included the Universal Music Group, a major supplier to the Company. Bertelsmann AG, also a major supplier to the Company, acquired an interest in Napster. The Company believes that other major suppliers of recorded music to the Company are exploring direct sales to the consumer via the Internet. These industry developments could adversely impact the Company and its business, financial condition and results of operations.

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

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS AND OTHER RISKS RELATING TO THE COMPANY'S INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT THE COMPANY'S RESULTS

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of the Company's revenues and costs (including borrowing costs) are incurred in the local currency. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. Changes in certain exchange rates could negatively affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

International operations are also subject to a number of other special risks, including trade barriers, exchange controls, governmental expropriation, political risks and risks of increases in taxes. In addition, the laws of certain foreign countries do not protect the Company's trademark, trade name, copyright and other intellectual property rights to the same extent as do the laws of the United States. Also, various jurisdictions outside the United States have laws limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions are met. Earnings of international subsidiaries are subject to income taxes of non-U.S. jurisdictions that could reduce cash flow available to meet required debt service and other obligations of the Company.

A CHANGE IN ONE OR MORE OF THE COMPANY'S VENDORS' POLICIES OR THE COMPANY'S RELATIONSHIP WITH THOSE VENDORS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

The majority of the Company's purchases come from five major suppliers. As is standard in the music industry, the Company does not maintain long-term contracts with its suppliers but instead makes purchases through purchase orders. If the Company fails to maintain customary trade terms or enjoy positive vendor relations, it would have an adverse effect on the Company's results of operations and financial condition.

LOSS OF KEY PERSONNEL COULD HARM THE COMPANY'S BUSINESS

The Company believes that its future prospects depend to a significant extent on the services of its executive officers, as well as its ability to attract and retain additional key personnel with the skills and expertise necessary to manage its planned growth. The loss or unavailability of the services of certain of the Company's executive officers and other key management personnel, including its founder, Russell M. Solomon, could harm the Company's business, financial condition and results of operations. See "Directors and Executive Officers of the Registrant."

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

ITEM 2. PROPERTIES

The Company's headquarters are located in approximately 91,000 square feet of leased facilities in West Sacramento, California. These facilities house the Company's management, marketing, sales and corporate finance personnel. The lease for these facilities terminates on April 30, 2004. The Company believes that there is sufficient office space available at favorable leasing terms in the Sacramento area to satisfy any additional needs of the Company that may result from future expansion.

As of July 31, 2001, Tower's total leased space consisted of approximately 2.9 million square feet of space worldwide. As of July 31, 2001, the Company was a party to approximately 228 real estate leases and subleases, relating to nearly all of its store locations as well as its administrative and warehouse facilities. Substantially all of these are recorded as operating leases. The leases expire between 2001 and 2024, with renewal options varying between one and 20 years. Lease terms typically provide a minimum payment plus modifications for changes in the consumer price index and/or other specified increases. Most of the U.S. stores operate as stand-alone locations.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various claims, legal actions and complaints arising in the ordinary course of its business. The Company was named and served as a co-defendant in three antitrust actions following the May 10, 2000 announcement that the major music distributors (EMI Music Distribution, Bertelsmann Music Group, Inc., Warner-Electra-Atlantic Corporation, Sony Music Entertainment, Inc., Universal Music and Video Distribution Corp.) had entered into a settlement agreement (consent decree) with the Federal Trade Commission ("FTC") in response to the FTC's investigation into the implementation of minimum advertised pricing ("MAP") programs by the major record companies. The first of these antitrust actions, entitled Arnold Samotny et al vs. BMG Music, et al was filed on June 2, 2000 in United States District Court for the Northern

District of Illinois Eastern Division. The second action, filed on August 8, 2000, is entitled State of Florida et al vs. BMG et al, and is a consumers' antitrust action brought by 45 States Attorneys General in a consolidated action in the United States District Court Southern District of New York. The third case, Allison Lacy et al vs. BMG Music et al, was filed September 14, 2000 in the United States District Court for the Eastern District of Tennessee. These three antitrust lawsuits allege that co-defendant music distributors, retailers and the Company were engaged in a conspiracy to fix the prices of CDs, in violation of federal and state antitrust, unfair trade practices, and consumer protection statutes.

The above actions have been consolidated and coordinated for pretrial purposes with venue set in Portland, Maine before Federal Judge D. Brock Hornsby, who has issued discovery orders in the coordinated action, captioned Compact Disc Minimum Advertised Price Antitrust Litigation, MDL Docket No. 1361. An answer was filed on behalf of the Company in January 2001, and the case is currently in the discovery phase. At this stage in the litigation, it is difficult to assess or predict potential outcome or risk to the Company, as these complaints do set forth specific monetary damages claims. The Company intends to vigorously defend itself against all charges.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There is no established public market for any class of the Company's common stock. As of July 31, 2001, Tower Records, Incorporated was the only shareholder of record of the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

The Company has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

The Amended and Restated Credit Agreement governing the Company's existing Credit Facility restricts the payment of dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA


                                                               FISCAL YEAR ENDED JULY 31,
                                              ----------------------------------------------------------
                                                2001         2000         1999         1998        1997
                                              --------     --------     --------     --------     ------
                                                                   (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Net revenues .........................      $1,079.5     $1,099.9     $1,026.4     $1,008.1     $991.8
  Cost of sales (a) ....................         768.4        745.4        694.9        684.2      669.3
                                              --------     --------     --------     --------     ------
    Gross profit .......................         311.1        354.5        331.5        323.9      322.5
  Selling, general and
    administrative expenses(b) .........         294.7        301.4        276.3        269.3      267.6
  Restructuring and impairment costs ...          23.3          0.0          0.0          0.0        0.0
  Depreciation and
    amortization .......................          30.5         28.3         23.4         22.3       26.4
                                              --------     --------     --------     --------     ------
  (Loss)income from operations .........         (37.4)        24.8         31.8         32.3       28.5
  Other (income) expense:
  Interest expense .....................          25.2         21.0         17.6         14.9       14.3
  Foreign currency
    translation loss\(gain) ............           4.3          9.2         14.7         (1.1)       3.6
  Other expenses .......................           2.4          3.6          4.1          0.5        1.1
                                              --------     --------     --------     --------     ------
  (Loss)income before taxes,minority
    interest,extraordinary item,
    and cumulative effect of
    change in accounting principle .....         (69.3)        (9.0)        (4.6)        18.0        9.5
  Provision for income
    taxes ..............................          21.0          1.1          3.7          8.1        4.5
                                              --------     --------     --------     --------     ------
  (Loss)income before minority interest,
    extraordinary item, and
    cumulative effect of change
    in accounting principle ............         (90.3)       (10.1)        (8.3)         9.9        5.0
  Other items(c) .......................           0.0          0.0         (0.5)         0.0       (1.5)
                                              --------     --------     --------     --------     ------
  Net(loss)income ......................      $  (90.3)    $  (10.1)    $   (8.8)    $    9.9     $  3.5
                                              ========     ========     ========     ========     ======


BALANCE SHEET DATA (AT PERIOD END)
  Total assets .........................      $  527.0     $  627.3     $  586.2     $  545.4     $544.6
  Total debt (including
    current maturities) ................         297.7        311.6        283.1        231.9      211.3
  Shareholders' equity .................       $  21.4      $ 107.4      $ 115.7      $ 120.8     $134.0


    (a) Includes $20.7 million of inventory write downs related to the Restructuring Plan in 2001 (See Note 2 to Consolidated Financial Statements)

    (b) Includes $2.7 million in professional fees related to the Restructuring Plan in 2001 (See Note 2 to Consolidated Financial Statements)

    (c) Other items are compromised of minority interests in net income of subsidiaries, cumulative effect of change in accounting principle, and extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company's Restructuring Plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risks; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company's Amended and Restated Credit Agreement, as amended; (xi) the ability of the Company to meet the mandatory commitment reductions under the Company's Amended and Restated Credit Agreement, as amended; (xii) the ability of the Company to refinance or extend its Credit Facility prior to the maturity thereof; and (xiii) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. For further information on other factors which could effect the financial results of the Company and such forward-looking statements, See "Risk Factors."

RESTRUCTURING PLAN

During the third quarter of the Company's 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-year restructuring plan that was adopted by the Company in February 2001 (the "Restructuring Plan").

The Restructuring Plan contains several initiatives designed to improve the Company's operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company's Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company's Canadian operations, closing up to nine under performing domestic record, outlet and frame/gallery stores, and monitoring an additional nine stores for possible future closure. The Restructuring Plan also contains several initiatives intended to improve cash flow, including postponing new store openings and remodeling plans, reducing overhead expenses, reducing working capital and reducing capital expenditures until internally generated cash flow will support further growth.

The Company began implementing its Restructuring Plan shortly after its adoption. Since the plan was implemented, the Company has closed six out of ten of its stand-alone bookstores and has liquidated most of its book inventories. The Company has also closed several of its under performing record and outlet stores and has arranged for the sale of two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises through the sale of the operating entities. One store in Canada has been closed and the remaining store is to be closed in the first quarter of fiscal 2002. The Company has successfully reduced the number of new store openings and remodels, while overhead expenses, capital expenditures and working capital have also been closely managed to the Restructuring Plan. In accordance with the Restructuring Plan, the Company continues to monitor additional stores for possible future closure.

During fiscal 2001, the Company recorded pre-tax restructuring and asset impairment charges of $46.7 million, as a result of steps the Company is taking in connection with the restructuring plan. Of the $46.7 million in total pre-tax restructuring and asset impairment charges, $20.7 million related to inventory write downs was recorded in cost of sales and $2.7 million in professional fees was recorded in selling, general and administrative expenses. The remaining $23.3 million of the total pre-tax restructuring and asset impairment charges were reported separately. The $23.3 million charge is primarily due to $14.2 million for the write-down of leasehold improvements and various other property in stores to be closed, $1.9 million for accrued and partially paid lease termination costs, and $1.6 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 170 employees at both the retail and corporate level, from clerks to management.

The Company expects to substantially complete implementation of the remainder of the Restructuring Plan by the end of the first quarter of the Company's 2002 fiscal year. The Company will continue to record charges to operations for restructuring costs, asset impairments and inventory reserves in the future. Due to these additional restructuring charges, the Company anticipates that its results of operations will be negatively impacted in the first quarter of 2002.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 2001 COMPARED TO FISCAL YEAR ENDED JULY 31, 2000 NET REVENUES.

Net revenues were $1.08 billion for the fiscal year ended July 31, 2001, a decrease of $20.4 million or 1.9% (or an increase of $12.9 million or 1.2% excluding the effects of U.S. dollar foreign translation fluctuations) from $1.10 billion for the fiscal year ended July 31, 2000. The Company's net revenues were derived from U.S. net revenues of $631.3 million and international net revenues of $448.3 million for the fiscal year ended July 31, 2001 compared to $649.6 million in the U.S. and $450.3 million internationally for the fiscal year ended July 31, 2000. Record and tape sales for the period ended July 31, 2001 represented 86.3% of the Company's net revenues versus 87.8% for the period ended July 31, 2000. Retail sales represented 95.5% of the Company's net revenues for the twelve month period ended July 31, 2001 versus 95.8% for the twelve month period ended July 31, 2000. The overall decrease in total revenues was driven primarily by adverse foreign exchange rate fluctuations and a decline in same store sales of 0.69% worldwide associated with a weak roster of new releases and diminished availability of compact disc singles and cassettes leading to lower consumer sales. Also contributing to the decrease in sales was the closure of 23 stores worldwide.

GROSS PROFIT. Gross profit was $ 311.1 million for the fiscal year ended July 31, 2001, a decrease of $43.4 million or 12.2%(or a decrease of $12.3 million excluding the negative effects of foreign exchange rate fluctuations and the impact of the Company's Restructuring Plan) from $354.5 million for the fiscal year ended July 31, 2000. Management attributes the decrease in gross profit to the effects of inventory liquidations, write-downs from closed operations related to the restructuring initiatives, a reduction in same store sales, and the impact of foreign exchange rate fluctuations on international purchases. Gross profit as a percentage of net revenues decreased to 28.8% (or 30.7% excluding the effects of the write-offs associated with the Restructuring Plan) for the fiscal year ended July 31, 2001, as compared to 32.2% for the fiscal year ended July 31, 2000. Management believes the primary factors contributing to the decrease in gross profit as a percentage of net revenues were ongoing industry pricing pressures and the liquidation of inventory from closed operations associated with the Restructuring Plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $294.7 million for the fiscal year ended July 31, 2001 a decrease of $6.7 million or 2.2% from $301.4 million for the fiscal year ended July 31, 2000. Included in selling, general and administrative expenses was $2.7 million for professional fees related to the Restructuring Plan. The decrease in selling, general and administrative expenses was attributable to decreases in personnel and other costs resulting from the closing of stores in connection with the Restructuring Plan. The decrease was partly offset by increases in distribution and store occupancy. As a percentage of net revenues, selling, general and administrative expenses decreased 0.2% for the fiscal year ended July 31, 2001, as compared to the fiscal year ended July 31, 2000 primarily due to the reduction in personnel, rents and other cost savings related to the Restructuring Plan, which were partly offset by the decrease in net revenues.

RESTRUCTURING AND IMPAIRMENT COSTS. The Company recorded pre-tax restructuring and asset impairment charges of $46.7 million during 2001, as related to the implementation of the Restructuring Plan. Of the $46.7 million in total pre-tax restructuring and asset impairment charges, $20.7 million related to inventory write downs was recorded in cost of sales and $2.7 million related to professional fees was recorded in selling, general and administrative expenses. The remaining $23.3 million of total pre-tax restructuring and asset impairment charges were reported separately. The $23.3 million charge is primarily due to $14.2 million for the write-down of leasehold improvements and various other property in stores that have been closed, $1.9 million for accrual of lease termination and other costs, and $1.6 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for, and cover approximately 170 employees at both the retail and corporate level, from clerks to management.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $30.5 million for the fiscal year ended July 31, 2001 compared to $28.3 million for the fiscal year ended July 31, 2000, an increase of approximately $2.2 million, primarily due to a change in useful lives of its technology and intangible assets, in compliance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," implemented in fiscal 2000.

LOSS FROM OPERATIONS. The Company's consolidated loss from operations was $37.4 million for the fiscal year ended July 31, 2001, compared to consolidated income from operations of $24.8 million for the fiscal year ended July 31, 2000, a decrease of $62.2 million. This decrease reflects the effects of the $46.7 million in restructuring and asset impairment costs as described above as well as increased losses associated with the Company's international operations, decreases in gross margin and the increase in depreciation and amortization expense as discussed above.

OTHER EXPENSE. Other expense was $32.0 million for the fiscal year ended July 31, 2001 compared to $33.8 million for the fiscal year ended July 31, 2000, which represented a decrease of $1.8 million, due partly to a reduction in net non-cash foreign currency transaction loss of $4.3 million for the fiscal year ended July 31, 2001, compared to a net foreign currency transaction loss of $9.2 million for the fiscal year ended July 31, 2000. This non-cash translation loss largely represented the translation back to U.S. dollars at the spot rate of the Company's yen-denominated debt and to a lesser extent, translation of intercompany obligations from the United Kingdom. The Company does significant business transactions in currencies other than the U.S. dollar. Exchange losses and gains result from the day-to-day fluctuations in foreign currency exchange rates, due primarily to the volatile yen and more recently the pound sterling as well as other Asian currencies against the U.S. dollar.

Net interest expense increased to $25.2 million for the fiscal year ended July 31, 2001, as compared with $21.0 million for the fiscal year ended July 31, 2000. This increase was largely due to an increase in borrowings under the Company's facility coupled with higher interest costs, under the terms of the Company's Credit Facility as amended and restated April 23, 2001.

NET LOSS. As a result of the above, the Company reported a net loss of $90.3 million for the fiscal year ended July 31, 2001, an increase of $80.2 million from a loss of $10.1 million for the fiscal year ended July 31, 2000. The increase in loss includes $2.7 million in professional fees and $44.0 million in other costs associated with the Restructuring Plan, as well as the $4.2 million impact from increased interest expense. The loss also includes an increase in net operating losses related to international operations, which were closed prior to July 31, 2001. The loss also reflects the decrease in gross profit and the increase in depreciation, offset by the reduction in selling, general and administrative expenses as discussed above. Included in net loss for the fiscal year end July 31, 2001 is a non-cash charge of $48.7 against the Company's deferred tax asset accounts. The valuation allowance was recorded and is consistent with the application of SFAS 109. The reserve will be reviewed by the Company on a periodic basis in order to determine when the tax benefit will likely be recognized in the future.

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

INCOME FROM OPERATIONS. Income from operations was $24.8 million for the fiscal year ended July 31, 2000 a decrease of $7.0 million from $31.8 million for the fiscal year ended July 31, 1999. As a percentage of net revenues, income from operations decreased to 2.3% for the fiscal year ended July 31, 2000 from 3.1% for the fiscal year ended July 31, 1999, due primarily from increased losses associated with the Company's Latin American and Internet operations, the rise in depreciation and amortization expense, and the increase in selling, general and administrative costs.

OTHER EXPENSE. Other expense net was $33.8 million for the fiscal year ended July 31, 2000 compared to $36.4 million for the fiscal year ended July 31, 1999, which represented a decrease of $2.6 million, primarily due to a reduction in net non-cash foreign currency transaction loss of $9.2 million for the fiscal year ended July 31, 2000 compared to a net foreign currency transaction loss of $14.7 million for the fiscal year ended July 31, 1999. This non-cash loss largely represented the translation back to U.S. dollars at the spot rate of the Company's yen-denominated debt and to a lesser extent, translation of intercompany obligations from the United Kingdom. The Company does significant business transactions in currencies other than the U.S. dollar. Exchange losses and gains result from the day-to-day fluctuations in foreign currency exchange rates, due primarily to the volatile yen and more recently the pound sterling as well as other Asian currencies against the U.S. dollar. Additionally, net interest expense increased to $21.0 million for the fiscal year ended July 31, 2000, as compared with $17.6 million for the fiscal year ended July 31, 1999. This increase was largely due to an increase in borrowings under the Credit Facility coupled with higher interest costs.

NET LOSS. As a result of the above, the Company reported a net loss of $10.1 million for the fiscal year ended July 31, 2000, an increase of $1.3 million from a loss of $8.8 million for the fiscal year ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of the Company's technological infrastructure.

Net cash provided by operating activities was $44.7 million and $30.2 million for the fiscal years ended July 31, 2001 and 2000, respectively. In fiscal 2001, net reduction in inventory was $23.6 million, which included a $20.7 million write-down of inventory related to the Company's restructuring plan. Increase in inventory was $21.7 million for fiscal 2000. The increase in cash flow from operations for fiscal 2001 compared to fiscal 2000 were primarily due to more aggressive management of working capital as part of the Company's restructuring plan.

Net cash used for investing activities was driven primarily by capital expenditures on stores, including the opening of five stores in the United States, ten stores internationally along with store relocations, refurbishment and technology investments totaling approximately $24.1 million with an additional $1.5 million used for video rental acquisition.

Net cash provided by financing activities in 2001 was $13.6 million, resulting principally from proceeds from life insurance loans. Net borrowings under the Company's Credit Facility increased $0.7 million during fiscal 2001. Net cash provided by financing in fiscal 2000 was $18.2 million, which resulted primarily from net borrowings under the Company's Credit Facility.

Interest payments on the senior subordinated notes and on the Credit Facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal

2002 are expected to be approximately $15.0 million, of which approximately $11.9 million will be related to maintenance, required technological and capital improvements.

The Company's Senior Credit Facility (Credit Facility) expires April 23, 2002. The Company intends to refinance the Credit Facility prior to expiration and believes that the cash flow generated from its operations, together with amounts available from other financing alternatives, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently expected capital expenditures and other operating expenses for the next twelve months.

In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under its senior revolving Credit Facility. The Credit Facility was further amended in October 2001. The Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of (Yen)15,596,828,718, which was equivalent to $126.6 million at inception), with a maturity date of April 23, 2002. Maximum borrowings under the Credit Facility are scheduled to decline during its one-year term by $15.0 million in July 2001, $5.0 million in October 2001, and $10 million in December 2001.

Maximum borrowings under the Credit Facility are subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. As of July 31, 2001, approximately $210.0 million was available under the Senior Credit Facility, of which $177.1 million had been drawn. The $177.1 million includes a decrease of $14.6 million due to yen debt translated back to U.S. dollars at the spot rate on July 31, 2001.

The Company's future operating performance and ability to service or refinance the notes and the Credit Facility will be subject to the Company's ability to refinance its Credit Facility maturing April 23, 2002, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance or guaranty that the Company will be successful in refinancing or extending its Senior Credit Facility or that any renewal or extension will be on terms that are favorable to the Company. In the event the Company is unable to refinance its Credit Facility, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. Tower's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, Tower has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and Tower's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, in each of fiscal 2001 and 2000, the second quarter (November 1 through January 31) accounted for approximately 30% of annual sales. See Note 15 to Consolidated Financial Statements.

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

FOREIGN EXCHANGE MANAGEMENT

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of Tower's revenues and costs (including borrowing costs) are incurred in the local currency. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. The Company believes that the matching of revenues and expenses in local currency, as well as its foreign exchange hedging activities and borrowings in foreign currencies, mitigate the effect of fluctuating currency exchange rates. Nonetheless, changes in certain exchange rates could adversely affect the Company's business, financial condition and results of operations. See "Business Risk Factors--Foreign Currency Fluctuations and Other Risks Related to the Company's International Operations Could Adversely Affect the Company's Business" and "Quantitative and Qualitative Disclosures about Market Risk."

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead periodically test goodwill for impairment. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS 142.

Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest-rate changes and foreign exchange rate fluctuations. The Company does not enter into market risk sensitive instruments for trading purposes. In the ordinary course of its business, the Company enters into debt instruments, including instruments with short-term maturities. The Company could be exposed to a higher interest rate at the time such debt instruments are renewed or refinanced. Certain of the Company's debt instruments contain terms that permit the Company to cap the interest rate at a maximum rate. In the past, the Company has purchased interest rate hedges to manage the risk associated with interest rate variations.

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company's borrowings under its Credit Facility are based on variable rates. If the base borrowing rates (primarily a combination of LIBOR and TIBOR) were to increase 1% in fiscal 2002 as compared to the rate at July 31, 2001, the Company's interest expense related to its Credit Facility for fiscal 2002 would increase approximately $1.8 million based on the outstanding balance of the Company's Credit Facility at July 31, 2001.

A substantial majority of the Company's revenues, expenses and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Japanese yen. The Company uses forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and in connection with certain of its Japanese subsidiary's purchases of product from third parties. Such instruments are short-term instruments entered into in the ordinary course of the Company's business, in order to reduce the impact of exchange rate fluctuations on net income and shareholder's equity. At July 31, 2001, the Company had outstanding forward exchange contracts maturing on dates through October 2001, to buy approximately $1,500,000 in foreign currency (186 billion yen at the contract rate). The fair value of the contracts as of July 31, 2001 was 188 billion yen.

To finance expansion and operations in Japanese markets, the Company has entered into yen-denominated borrowing arrangements. Unrealized gains and losses resulting from the impact of foreign exchange rate movements on these debt instruments are recognized as other income or expense in the period in which the exchange rates change. Historically, the Company has not entered into foreign exchange contracts to manage the risk associated with such currency fluctuations, but it may do so from time to time in the future.

The Company engaged a third party to analyze the sensitivity of the Company's operations to fluctuations in the exchange rate between U.S. dollars and Japanese Yen. The analysis made various assumptions for exchange rates, and assumed that the results of the Japanese operations would remain consistent with recent history. According to this analysis, the Japanese operation provides a natural hedge against any impact of changes in foreign exchange rates on the company's Yen denominated debt. Based on the results of this analysis, the Company concluded that a change in exchange rates from year-end levels would not materially affect the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included
herein:




Report of Independent Public Accountants

Consolidated Balance Sheets as of July 31, 2001, and 2000

Consolidated Statements of Operations for the fiscal years ended July 31, 2001, 2000, and 1999

Consolidated Statements of Shareholder's Equity for the fiscal years ended July 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MTS, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MTS, INCORPORATED (a California corporation) and Subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTS, Incorporated and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's Senior Revolving Credit Facility (Credit Facility), which at July 31, 2001 has an outstanding balance of $177 million, matures April 2002. The Company's future operating performance, ability to meet the Credit Facility maturity and other obligations are dependent upon the Company's ability to refinance the Credit Facility and other factors. In the event that the Company is unable to refinance the Credit Facility, the Company's financial position and results of operations would be materially and adversely affected. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, except for the valuation allowance on the Company's deferred tax assets described in Note 12.



/S/ Arthur Andersen LLP

Sacramento, CA
October 25, 2001

                               MTS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 2001 AND 2000

                             (DOLLARS IN THOUSANDS)

                                                                                July 31,
                                                                      ---------------------------
                                                                        2001               2000
                                                                      ---------         ---------
ASSETS
Current Assets:
   Cash and cash equivalents .................................        $  32,075         $  21,486
   Receivables, less allowance for doubtful accounts of $1,685
   and $2,185, respectively ..................................           31,805            31,457
   Merchandise inventories ...................................          249,128           293,429
   Prepaid expenses ..........................................            8,970            12,728
   Deferred tax assets .......................................               --            12,694
                                                                      ---------         ---------
      Total current assets ...................................          321,978           371,794
   Fixed assets, net .........................................          178,021           207,440
   Deferred tax assets .......................................               --             9,648
   Other assets ..............................................           26,976            38,396
                                                                      ---------         ---------
      Total assets ...........................................        $ 526,975         $ 627,278
                                                                      =========         =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Current maturities of long-term debt ......................        $ 179,374         $ 191,325
   Accounts payable ..........................................          163,336           165,701
   Reserve for restructuring costs ...........................            2,225                --
   Accrued liabilities .......................................           39,399            39,456
   Income taxes payable ......................................               --                95
   Deferred revenue, current portion .........................            2,780             2,959
                                                                      ---------         ---------
      Total current liabilities ..............................          387,114           399,536
Long-term Liabilities:
   Long-term debt, less current maturities ...................          118,341           120,238
   Deferred revenue, less current portion ....................              131               144
                                                                      ---------         ---------
      Total liabilities ......................................          505,586           519,918
                                                                      ---------         ---------

Commitments and contingencies (Notes 11,16 and 17)

Shareholder's Equity:
   Common stock:
     Class B, no par value; 10,000,000 shares authorized;
        1,000 shares issued and outstanding at July 31,
        2001 and 2000 ........................................                6                 6
   Retained earnings .........................................           35,848           126,138
   Accumulated other comprehensive income ....................          (14,465)          (18,784)
                                                                      ---------         ---------
     Total shareholder's equity ..............................           21,389           107,360
                                                                      ---------         ---------
     Total liabilities and shareholder's equity ..............        $ 526,975         $ 627,278
                                                                      =========         =========



   The accompanying notes are an integral part of these financial statements.

                                MTS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                 FOR THE YEARS ENDED JULY 31,
                                                   ---------------------------------------------------
                                                       2001                2000               1999
                                                   -----------         -----------         -----------
Net revenue ...............................        $ 1,079,519         $ 1,099,931         $ 1,026,379
Cost of sales(a) ..........................            768,393             745,376             694,910
                                                   -----------         -----------         -----------
   Gross profit ...........................            311,126             354,555             331,469
Selling, general and administrative
   expenses(b) ............................            294,681             301,445             276,262
Restructuring and asset impairment costs ..             23,329                  --                  --
Depreciation and amortization .............             30,495              28,320              23,387
                                                   -----------         -----------         -----------
   (Loss) income from operations ..........            (37,379)             24,790              31,820
Other income and (expenses):
   Interest expense .......................            (25,234)            (20,993)            (17,596)
   Foreign currency translation loss ......             (4,306)             (9,204)            (14,713)
   Other expenses .........................             (2,430)             (3,585)             (4,068)
                                                   -----------         -----------         -----------
      Loss before taxes, minority interest
         and  cumulative effect of change
         in accounting principle ..........            (69,349)             (8,992)             (4,557)
Provision for income taxes ................             20,941               1,148               3,774
                                                   -----------         -----------         -----------
   Loss before cumulative effect of change
      in accounting principle .............            (90,290)            (10,140)             (8,331)
                                                   -----------         -----------         -----------

Cumulative effect of change in accounting
   principle, net of income taxes of $317..                 --                  --                (475)
                                                   -----------         -----------         -----------
   Net loss ...............................        $   (90,290)        $   (10,140)        $    (8,806)
                                                   ===========         ===========         ===========
Basic and diluted loss per share ..........        $(90,290.12)        $(10,139.85)        $ (8,805.57)
                                                   ===========         ===========         ===========


(a) Includes $20.7 million of inventory write downs related to Restructuring Plan in 2001 (See Note 2 to Consolidated Financial Statements)

(b) Includes $2.7 million in professional fees related to the Restructuring Plan in 2001 (See Note 2 to Consolidated Financial Statements)

   The accompanying notes are an integral part of these financial statements.

                                MTS, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                FOR THE YEARS ENDED JULY 31, 2001, 2000, AND 1999

                             (DOLLARS IN THOUSANDS)


                                                  COMMON STOCK
                                 ------------------------------------------------                  ACCUMULATED
                                         SERIES A                SERIES B                             OTHER
                                 -----------------------    ----------------------    RETAINED    COMPREHENSIVE
                                  SHARES         AMOUNT       SHARES       AMOUNT     EARNINGS       INCOME         TOTAL
                                 ---------     ---------    ---------    ---------    ---------     ---------     ---------
Balance, July 31, 1998 .........        --           $--        1,000         $  6    $ 145,084     $ (24,292)    $ 120,798
   Comprehensive income:
   Net income ..................        --            --           --           --       (8,806)           --        (8,806)
   Foreign translation
   adjustment, net of taxes ....        --            --           --           --           --         3,710         3,710
                                                                                                                  ---------
   Total comprehensive income ..                                                                                     (5,096)
                                 ---------     ---------    ---------    ---------    ---------     ---------     ---------
Balance, July 31, 1999 .........        --            --        1,000            6      136,278       (20,582)      115,702
   Comprehensive income:
   Net loss ....................        --            --           --           --      (10,140)           --       (10,140)
   Foreign translation
   adjustment, net of taxes ....        --            --           --           --           --         1,798         1,798
                                                                                                                  ---------
Total comprehensive income .....                                                                                     (8,342)
                                 ---------     ---------    ---------    ---------    ---------     ---------     ---------
Balance, July 31, 2000 .........        --            --        1,000            6      126,138       (18,784)      107,360
   Comprehensive income:
   Net loss ....................        --            --           --           --      (90,290)           --       (90,290)
   Foreign translation
   adjustment, net of taxes ....        --            --           --           --           --         4,319         4,319
                                                                                                                  ---------
Total comprehensive income .....                                                                                    (85,971)
                                 ---------     ---------    ---------    ---------    ---------     ---------     ---------
Balance, July 31, 2001 .........        --           $--        1,000          $ 6    $  35,848     $ (14,465)    $  21,389
                                 =========     =========    =========    =========    =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                                MTS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



                                                                    FOR THE YEARS ENDED JULY 31,
                                                             ------------------------------------------
                                                               2001             2000             1999
                                                             --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................     $(90,290)        $(10,140)        $ (8,806)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization ....................       33,199           30,658           27,870
      Restructuring costs ..............................       42,083               --               --
      Provision for losses on accounts receivable ......         (500)             289              286
      Loss on disposal of assets .......................        6,199            7,076            5,547
      Exchange loss ....................................        6,130           12,556           14,096
      Other non-cash expense (income) ..................          448              176             (247)
      Provision (benefit) from deferred taxes ..........       26,932           (3,151)            (260)
      Cumulative effect of change in accounting
         principle .....................................           --               --              475
      (Decrease) increase in cash resulting
         from changes in:
         Accounts receivable ...........................         (348)          (5,079)          (3,283)
         Inventories ...................................       23,626          (21,716)         (10,710)
         Prepaid expenses ..............................        3,758           (1,516)          (4,593)
         Accounts payable ..............................       (6,218)          15,369           (7,111)
         Accrued liabilities and income taxes payable ..         (152)           5,823            1,884
         Deferred revenue ..............................         (192)            (152)            (166)
                                                             --------         --------         --------
            Net cash provided by operating activities ..       44,675           30,193           14,982
                                                             --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets .........................      (25,569)         (39,999)         (39,799)
   Acquisition of investments ..........................       (3,100)          (3,301)          (3,481)
   Increase in deposits ................................         (393)            (457)            (434)
   Refund of deposits ..................................          155               28              247
   Increase in intangibles .............................       (3,624)            (429)            (899)
                                                             --------         --------         --------
            Net cash used in investing activities ......      (32,531)         (44,158)         (44,366)
                                                             --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans to shareholder, officers and employees ........           --               --             (277)
   Proceeds from employee loan repayments ..............          373              280              292
   Proceeds from life insurance loans ..................       12,461               --               --
   Principal payments under long-term
      financing agreements .............................      (74,453)         (61,736)          (2,495)
   Proceeds from issuance of long-term
      financing agreements .............................       75,198           79,651           29,306
                                                             --------         --------         --------
            Net cash provided by financing activities ..       13,579           18,195           26,826
                                                             --------         --------         --------
Effect of exchange rate changes on cash ................      (15,134)          (7,449)          12,654
                                                             --------         --------         --------
            Net increase (decrease) in cash and
               cash equivalents ........................       10,589           (3,219)          10,096
Cash and cash equivalents, beginning of period .........       21,486           24,705           14,609
                                                             --------         --------         --------
Cash and cash equivalents, end of period ...............     $ 32,075         $ 21,486         $ 24,705
                                                             ========         ========         ========
Cash paid for interest .................................     $ 25,274         $ 21,094         $ 17,772
                                                             ========         ========         ========
Cash paid for income taxes .............................     $    605         $  6,581         $  5,709
                                                             ========         ========         ========

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

GENERAL--The Company operates retail stores under the name Tower Records offering a diversified line of recorded music products and other complementary products throughout the United States, Japan, the United Kingdom and other parts of the world.

CASH AND CASH EQUIVALENTS--The Company considers all highly liquid temporary cash investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The Company, absent its restructuring efforts, does not provide an allowance for inventory markdowns, due to music industry return policies, which generally provide for full recovery of cost upon return.

FIXED ASSETS--Fixed assets are carried at cost. Depreciation is computed using the straight-line method. Depreciation is computed on all fixed assets with the exception of land. Buildings are depreciated over 40 years, leasehold improvements over an average of 15 years, store fixtures over 7 to 10 years, and equipment and vehicles over 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Amortization of video rental cassettes is calculated based on a straight-line method over three years. When the popularity of renting the new release declines (usually after approximately six months) redundant copies are transferred from rental stock to merchandise inventories for sale to customers at net realizable value. A write down to net realizable value is recorded in cost of sales at the time of the transfer from rental to held-for-sale classification.

The Company records software developed for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, software developed internally for the use by the Company is capitalized only during the application development stage and only certain costs are capitalized.

STORE PREOPENING COSTS--Costs of a non-capital nature incurred prior to opening of new stores are expensed as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS--Long-lived assets and certain identifiable intangibles are reviewed for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

TRANSLATION OF FOREIGN CURRENCY--The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the functional currency of foreign subsidiaries is the local currency, therefore, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur, excluding gains and losses from long-term intercompany balances that are reported as a separate component of shareholder's equity.

FORWARD EXCHANGE CONTRACTS--The Company enters into forward exchange contracts as an economic hedge against liabilities denominated in foreign currency. Market value gains and losses on hedge contracts are recognized in the statements of operations and offset forward exchange gains and losses recognized on the liabilities denominated in foreign currency. Counter parties to these forward exchange contracts are major financial institutions. Credit loss from counter party non-performance is not anticipated.

ADVERTISING EXPENSE--Advertising expenses are recorded as an expense when incurred. Cooperative advertising rebates and supplier promotional and in-store advertising reimbursements earned are recognized as reductions to advertising expense in the period the advertisements are run or the merchandising programs are provided. Certain other rebates and listening station fees from media vendors are also credited to advertising expense in the period the related advertising expenses are incurred. Such rebates and reimbursements are in consideration for ad production and placement activities performed by the Company, and are negotiated under contractual agreements on a case-by-case basis. Net advertising and marketing revenue was ($10,319,000), ($9,060,000) and ($8,025,000) for the years ended July 31, 2001, 2000 and 1999, respectively.

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

The Company adopted SFAS 133, as amended, on August 1, 2000. The Company records its derivatives on the balance sheet at fair value and reported adjustments to fair value through income. The effects to the financial statements were immaterial.

In July 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead periodically test goodwill for impairment. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS 142.

Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

RISKS RELATING TO INTERNATIONAL OPERATIONS--The Company has substantial operations and assets located outside the United States, primarily in Japan and the United Kingdom. With respect to international operations, principally all of the Company's revenues and costs (including borrowing costs) are incurred in the local currency. The Company's financial performance on a U.S. dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. Changes in certain exchange rates could adversely affect the Company's business, financial position and results of operations.

International operations are also subject to a number of other special risks, including trade barriers, exchange controls, governmental expropriation, political risks and risks of increases in taxes. In addition, the laws of certain foreign countries do not protect the Company's trademark, trade name, copyright and other intellectual property rights to the same extent as they do the laws of the United States. Also, various jurisdictions outside the United States have laws limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions are met. Earnings of international subsidiaries are subject to income taxes of non-U.S. jurisdictions that could reduce cash flow available to meet required debt service and other obligations of the Company.

NOTE 2--RESTRUCTURING EFFECTS AND LIQUIDITY

RESTRUCTURING EFFECTS. During the third quarter of the Company's 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-year restructuring plan that was adopted by the Company in February 2001 (the "Restructuring Plan").

The Restructuring Plan contains several initiatives designed to improve the Company's operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company's Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company's Canadian operations, closing up to nine under performing domestic record, outlet and frame/gallery stores, and monitoring an additional nine stores for possible future closure. The Restructuring Plan also contains several initiatives intended to improve cash flow, including postponing new store openings and remodeling plans, reducing working capital, reducing overhead expenses and reducing capital expenditures until internally generated cash flow will support further growth.

The Company began implementing its Restructuring Plan shortly after its adoption. Since the plan was implemented, the Company has closed six out of ten of its stand-alone bookstores and has liquidated most of its book inventories. The Company has also closed several of its under performing record and outlet stores and has arranged for the sale of two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises through the sale of the operating entities. One store in Canada has been closed and the remaining store is to be closed in the first quarter of fiscal 2002. The Company has successfully reduced the number of new store openings and remodels, while overhead expenses, capital expenditures and working capital have also been closely managed to the Restructuring Plan. In accordance with the Restructuring Plan, the Company continues to monitor additional stores for possible future closure.

During fiscal 2001, the Company recorded pre-tax restructuring and asset impairment charges of $46.7 million, as a result of steps the Company is taking in connection with the restructuring plan. Of the $46.7 million in total pre-tax restructuring and asset impairment charges, $20.7 million related to inventory write downs was recorded in cost of sales and $2.7 million in professional fees was recorded in selling, general and administrative expenses. The remaining $23.3 million of the total pre-tax restructuring and asset impairment charges were reported separately. The $23.3 million charge is primarily due to $14.2 million for the write down of leasehold improvements and various other property in stores to be closed, $1.9 million for accrued and partially paid lease termination costs, and $1.6 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 170 employees at both the retail and corporate level, from clerks to management.

The Company expects to substantially complete implementation of the remainder of the Restructuring Plan by the end of the first quarter of the Company's 2002 fiscal year. The Company will continue to record charges to operations for restructuring costs, asset impairments and inventory reserves in the future.

LIQUIDITY. The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of the Company's technological infrastructure.

The Company's Senior Credit Facility (Credit Facility) expires April 23, 2002. The Company intends to refinance the Credit Facility prior to expiration. In April 2001, the Company extended and restated on a short-term basis its outstanding obligations. The Credit Facility was further amended in October 2001. The Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of
(Yen)15,596,828,718, which was equivalent to $126.6 million at inception), with a maturity date of April 23, 2002. Maximum borrowings under the Credit Facility were scheduled to decline during its one-year term by $15 million in July 2001, $5 million in October 2001, and $10 million in December 2001.

Maximum borrowings under the Credit Facility are subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. As of July 31, 2001, approximately $210.0 million was available under the Senior Credit Facility, of which $177.1 million had been drawn. The $177.1 million includes a decrease of $14.6 million due to yen debt translated back to U.S. dollars at the spot rate on July 31, 2001, see Note 7.

The Company's future operating performance and ability to service or refinance the notes and the Credit Facility will be subject to the Company's ability to refinance its Credit Facility maturing April 23, 2002, the success of its restructuring efforts, future economic conditions and other factors, many of which are beyond the Company's control. There can be no assurance or guaranty that the Company will be successful in refinancing or extending its Credit Facility or that any renewal or extension will be on terms that are favorable to the Company. In the event the Company is unable to refinance its Credit Facility, the Company's business, financial position and results of operations would be materially and adversely affected.

Management's plans for addressing this uncertainty include focusing on cash flow improvements and cost reductions related to the implementation of the restructuring plan as well as refinancing the Credit Facility. While it is the intent of the Company to implement the actions described; no assurance can be provided that the Company will be successful in its efforts. If the Company is not successful in its efforts and is unable to refinance the Credit Facility, the operations of the Company would be materially and adversely affected. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of these uncertainties.

NOTE 3--LOSS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations under SFAS No. 128 is as follows (in thousands, except per share information):


                                                            FOR THE YEARS ENDED JULY 31,
                                               ---------------------------------------------------
                                                   2001               2000                1999
                                               -----------         -----------         -----------
Loss available to common
   shareholder before cumulative effect
   of change in accounting principle ..        $(90,290)           $(10,140)           $ (8,331)
Cumulative effect of change in
   accounting principle ...............                 --                  --             (475)
                                               -----------         -----------         -----------
                                               $(90,290)           $(10,140)           $ (8,806)
                                               ===========         ===========         ===========
Weighted average shares outstanding for
   determination of:
   Basic loss per share ...............           1,000               1,000               1,000
                                               ===========         ===========         ===========
    Diluted loss per share .............          1,000               1,000               1,000
                                               ===========         ===========         ===========

Basic loss per share:
   On loss before cumulative
   effect of change in  accounting
   principle ..........................        $(90,290.12)        $(10,139.85)        $ (8,330.74)
   On cumulative effect of change in
   accounting principle ...............                 --                  --             (474.83)
                                               -----------         -----------         -----------
   On net loss ........................        $(90,290.12)        $(10,139.85)        $ (8,805.57)
                                               ===========         ===========         ===========


Diluted loss per share is the same as basic loss per share since the Company has a simple capital structure with only common shares outstanding.

NOTE 4--RECEIVABLES

Receivables consist of (in thousands):

                                                             JULY 31,
                                                      ----------------------
                                                        2001           2000
                                                      -------        -------
Trade receivables, less allowance for doubtful
 accounts of $1,257 and $1,597 for 2001 and
 2000, respectively ..........................        $23,333        $20,968
Officers and employee receivables, including
 notes, less allowance for doubtful accounts
 of $428 and $588 for 2001 and 2000,
 respectively ................................             83            870
Other receivables ............................          8,389          9,619
                                                      -------        -------
                                                      $31,805        $31,457
                                                      =======        =======

The Company has receivables of approximately $11,835,000 and $9,141,000 from sales of product for resale and supplies to foreign affiliates at July 31, 2001 and 2000 respectively, included in trade receivables.


NOTE 5--FIXED ASSETS

Fixed assets consist of (in thousands):

                                                                JULY 31,
                                                       -------------------------
                                                         2001            2000
                                                       --------        ---------
Land ..........................................        $  9,737        $  9,737
Buildings .....................................          19,101          19,118
Leasehold improvements ........................         144,630         169,859
Video rental ..................................           3,907           9,273
Store fixtures ................................          50,486          51,584
Equipment .....................................         141,623         139,765
Vehicles ......................................             461             516
                                                       --------        --------
                                                        369,945         399,852
Less: accumulated depreciation and amortization         191,924         192,412
                                                       --------        --------
                                                       $178,021        $207,440
                                                       ========        ========

The cost to build new store fixtures and improvements includes a portion of interest expense. Interest capitalized was $611,000 and $661,000 for the years ended July 31, 2001 and 2000 respectively.

Depreciation and amortization of fixed assets was $32,452,000, $30,658,000 and $27,280,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

NOTE 6--OTHER ASSETS

Other assets consist of (in thousands):

                                                                  JULY 31,
                                                          ----------------------
                                                            2001           2000
                                                          -------        -------
Notes receivable, officers and employees,
 less current portion ..............................      $ 1,084        $ 1,718
Investment in foreign joint ventures ...............        1,250          1,217
Securities and Artwork .............................           46             35
Cash surrender value of officers' life insurance ...        9,425         18,868
Deposits ...........................................        7,727          8,898
Goodwill, debt issuance costs and other intangible
 assets, net of accumulated amortization of
 11,096 for 2001 and $8,766 for 2000,
 respectively ......................................        7,444          7,660
                                                          -------        -------
                                                          $26,976        $38,396
                                                          =======        =======

Cash surrender value of life insurance at July 31, 2001 includes $8,816,000, net of loans, as to split value life insurance policies on the lives of the Company's Parent's principal shareholder and his wife for the benefit of certain family trusts. Under the terms of the policies, the Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company, except for one group of policies as to which the Company will receive the first proceeds of the policies up to the sum of the aggregate premiums paid by the Company plus $7,882,000 net of loans representing the cash surrender value of the policies when received by the Company in April 1998. The balance of the proceeds will be paid to the Family Trusts. Premiums on these policies amount to $3.6 million per year, which are recorded as expense, net of increases in the cash surrender value of the policies. Life insurance expense related to these policies amounted to $231,000, $282,000 and $280,000 in the years ended July 31, 2001, 2000, and 1999, respectively.

NOTE 7--LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                JULY 31,
                                                         ------------------------
                                                           2001            2000
                                                         --------        --------
9.375% Senior Subordinated Notes,
 uncollateralized, interest payable
 semiannually, principal due May 2005 ...........        $110,000        $110,000
Senior Revolving Credit Facility, collateralized:
 Dollar-based, variable interest payable
   monthly (7.31% to 9.25% at July 31, 2001),
   principal due April 2002 .....................          61,000          74,000
 Yen-based, variable interest payable
   monthly (3.56% at July 31, 2001),
   principal due April 2002 .....................         116,069         114,055
Other obligations, 7.0% to 12.5%, principal
 and interest generally due in monthly
 installments, collateralized by certain
 real property, equipment and leasehold
 improvements ...................................          10,646          13,508
                                                         --------        --------
Total Long-term Debt ............................         297,715         311,563
Less Current Portion ............................         179,374         191,325
                                                         --------        --------
Non-current Debt ................................        $118,341        $120,238
                                                         ========        ========

In April 1998 the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines senior notes and term notes by consummating an offering of $110.0 million of 9.375% senior subordinated notes (Notes) and entering into a senior revolving Credit Facility (Credit Facility). The Notes have options to redeem in part at various premiums throughout the duration of the indenture, which mature in May 2005. The fair value of the notes was $37,400,000 on July 31, 2001.

In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under its senior revolving Credit Facility. The extended Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of (Yen)15,596,828,718, which was equivalent to $126.6 million at inception), with a maturity date of April 23, 2002. Maximum borrowings under the Credit Facility were scheduled to decline during its one-year term by $15 million in each of July and October 2001, and an additional $95 million in December 2001. Maximum borrowings under the Credit Facility are subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. Borrowings are collateralized by substantially all of the Company's assets and the capital stock of its subsidiaries. The Credit Facility bears interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR Rate, Yen Base Rate and Euro Rate, plus an annual facility fee payable by the Company. There are various restrictive terms and covenants relating to the occurrence of material adverse financial operating conditions, balance sheet coverage ratio, certain debt and certain limitations on additional indebtedness, sale-leaseback transactions, liens or encumbrances on substantially all of the Company's assets, cash management arrangements, long-term transactions, capital expenditures, investments, acquisitions and new retail locations, mandatory commitment reductions and issuance of capital stock. At July 31, 2001 the Company was in compliance with affirmative and negative covenants required to be met at July 31, 2001.

Subsequent to year-end, the Company completed an additional Amendment (the Amendment) dated as of October 5, 2001, and effective September 2001 as to the conditions set forth within the Amendment. Pursuant to the Amendment, the maximum borrowings under the Credit Facility and are required to be reduced by $5 million in October 2001 and $10 million in December 2001, instead of $15 million in October 2001 and $95 million in December 2001. The Amendment also eliminates certain provisions of the Credit Facility, specifically those requiring the Company to (1) provide firm commitments by October 1, 2001 for financing or sale of assets that will reduce the commitments to $100,000,000 by December 31, 2001 and (2) receiving proceeds of such financing or sale that actually reduce the commitments to $100,000,000 by December 31, 2001. In addition, the Amendment reduces the EBITDA and leverage ratio amounts that the Company is required to meet. The Company paid a 0.0375% amendment fee to the lenders. The recorded value of the Credit Facility approximates fair value at July 31, 2001 due to the variable nature of rates.

Maturities of long-term debt obligations are as follows (in thousands):

YEAR ENDING JULY 31,                                             MATURITIES
--------------------                                             ----------
2002 ........................................................     $179,374
2003 ........................................................        2,176
2004 ........................................................        1,178
2005 ........................................................      111,121
2006 ........................................................           64
Thereafter ..................................................        3,802
                                                                  --------
     Total...................................................     $297,715
                                                                  ========

NOTE 8--INTEREST RATE INSTRUMENTS

During 2000 the Company was party to an interest rate swap covering debt with a total amount of $20.1 million (approximately Yen 2.200.000.000) outstanding. This swap agreement expired in March 2001.

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

Long-term Debt - The fair value of the Company's fixed rate long-term debt was estimated based upon the discounted amount of future cash flows using rates offered to the Company for debt of a similar nature using remaining average maturities and taking into account the global markets in which funds are available to the Company as quoted by the market. The carrying value of the Company's variable rate debt approximates fair value due to the variable nature of interest rates.

Risk Management Instruments - Foreign exchange and interest rate risk management instruments are recorded at their estimated value based on quoted market prices of comparable contracts.

Deposits - The fair value is not determinable since there is no market for these deposits and the date of recovery of the amount on deposit depends on future events.

NOTE 10--SHAREHOLDER'S EQUITY

COMMON STOCK--The Company's articles of incorporation authorized issuance of two classes of common stock: Class A and Class B. Class A (5,000,000 authorized; none outstanding) and Class B (10,000,000 shares authorized; 1,000 outstanding) Common Stock have no par value and have the same rights and privileges except that Class A common has ten votes per share on all matters while Class B common has one vote per share on all matters and Class B common has priority voting rights, as a separate class, to elect twenty-five percent of the total membership of the Board of Directors.

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

Minimum future obligations on non-cancelable operating leases are as follows (in thousands):

YEAR ENDING JULY 31,                                               AMOUNT
--------------------                                              --------
2002 .......................................................      $ 38,603
2003 .......................................................        37,637
2004 .......................................................        30,717
2005 .......................................................        28,884
2006 .......................................................        25,237
Thereafter .................................................       130,404
                                                                  --------
     Total Minimum Future Rental Payments ..................      $291,482
                                                                  ========

Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for the years ended July 31, 2001, 2000 and 1999 are as follows (in thousands):

                                       FOR THE YEARS ENDED JULY 31,
                                    --------------------------------
                                      2001        2000        1999
                                    -------     -------      -------
Minimum rentals ..............      $74,072     $74,845      $68,507
Contingent rentals ...........        6,076       6,204        5,392
                                    -------     -------      -------
                                    $80,148     $81,049      $73,899
                                    =======     =======      =======

NOTE 12--INCOME TAXES

The provision for income taxes is allocated between income from operations, cumulative effect of change in accounting principle, extraordinary loss on extinguishment of debt and cumulative translation adjustments to shareholders' equity. The provision for income taxes on income from operations consists of (in thousands):

                                         FOR THE YEARS ENDED JULY 31,
                                    --------------------------------------
                                      2001           2000           1999
                                    --------       --------       --------
Current:
 U.S. Federal ................      $ (4,829)      $    942       $  1,216
 State and Local .............         1,115          1,786          1,462
 Foreign .....................         1,366          1,571          1,356
                                    --------       --------       --------
                                      (2,348)         4,299          4,034
                                    --------       --------       --------
Deferred:
 U.S. Federal ................        25,366         (1,328)          (761)
 State and Local .............         1,567           (682)          (416)
 Foreign .....................        (3,644)        (1,141)           917
                                    --------       --------       --------
                                      23,289         (3,151)          (260)
                                    --------       --------       --------
Provision for income taxes ...      $ 20,941       $  1,148       $  3,774
                                    ========       ========       ========

The effective tax rates (i.e. provision for income taxes as a percent of income before income taxes) differs from the statutory federal income tax rate as follows (in thousands, except percentages):

                                                         FOR THE YEARS ENDED JULY 31,
                                         -------------------------------------------------------------
                                                 2001                 2000                 1999
                                         -------------------    -----------------    -----------------
                                          Amount     Percent    Amount    Percent    Amount    Percent
                                         -------     -------    ------    -------    ------    -------
Federal income tax, at statutory rate    (22,849)      35.0%    (3,147)    -35.0%    (1,595)    -35.0%
State and local income taxes, net of
 federal income tax benefit .........     (1,108)       1.7%      (352)     -3.9%      (169)     -3.7%
State franchise and capital tax .....        958       -1.5%       540       6.0%       513      11.3%
Change in valuation allowance .......     42,213      -64.7%     3,012      33.5%     3,507      76.9
Foreign taxes .......................      2,485       -3.8%     1,571      17.5%     1,710      37.5
Foreign tax credit recognized .......     (1,330)       2.0%    (1,244)    -13.8%      (903)    -19.8%
Other, principally permanent
 differences ........................        572       -0.9%       768       8.5%       711      15.6
                                         -------     -------    ------    -------    ------    -------
Provision for income taxes ..........     20,941      -32.2%     1,148      12.8%     3,774      82.8
                                         =======     =======    ======    =======    ======    =======


Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

                                                                2001      2000
                                                              -------    -------
Deferred tax assets:
 Foreign translation .....................................    $ 8,495    $ 7,758
 Foreign and other tax credits ...........................      5,105      3,688
 Cumulative translation adjustment to shareholders' equity     13,504     13,504
 Tax, but not book, gain on transactions between MTS
  and Trusts .............................................      2,636      2,964
 Net operating losses ....................................     19,218          0
 Vacation accrual ........................................      1,003        895
 Capitalized inventory costs .............................        583        629
 Differences between tax and accounting in
  inclusion of income from foreign operations ............        738      3,964
 Other nondeductible expenses and accelerated
  income items ...........................................        526        555
                                                              -------    -------
  Total deferred tax assets ..............................     51,808     33,957
                                                              -------    -------
Deferred tax liabilities:
 Depreciation and amortization ...........................      1,280      4,146
 Other accelerated deductions and deferred
  income items ...........................................      1,099        811
 State tax ...............................................        698        140
                                                              -------    -------
 Total deferred tax liabilities ..........................      3,077      5,097
                                                              -------    -------
  Net deferred tax assets before valuation allowance .....     48,731     28,860

Valuation allowance ......................................     48,731      6,518
                                                              -------    -------
Net deferred tax asset ...................................    $     0    $22,342
                                                              =======    =======

Deferred tax assets and liabilities are reflected in the Company's consolidated balance sheets as follows (in thousands):

                                                 July 31,
                                            ------------------
                                              2001       2000
                                            -------    -------
Current deferred tax assets ............    $     0    $12,694
Non-current deferred tax assets ........          0      9,648
                                            -------    -------
 Net deferred tax assets ...............    $     0    $22,342
                                            =======    =======

During 2000, the Company established a valuation allowance in the amount of $6.5 million against deferred tax assets. During 2001, the Company increased the valuation allowance by $42.2 million to $48.7 million as of July 31, 2001. This increase was recorded to account for the uncertain recoverability of the deferred tax assets caused by the questions regarding the Company's ability to refinance its Credit Facility discussed in Note 2.

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

The Company also maintains a plan for employees of its Japanese subsidiary. The plan covers substantially all employees of the Japanese operations. The plan provides for a lump sum payment upon termination without cause based on term of service and compensation level. A liability for plan payments is accrued equal to the amount that would result from termination of all employees based on service to date and current compensation levels. As permitted by Japanese law, the plan is not funded.

Pension expense under the pension plans amounted to $1,705,000, $2,516,000 and $2,329,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

SALARY DEFERRAL-- In October 1998, the Company established a salary deferral plan (401(K) Plan). All employees with twelve months of service who have attained age eighteen may join the 401 (K) Plan quarterly each year. All eligible employees may contribute up to 15% or $10,500 of their annual compensation on a pre-tax basis.

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION:

The Company operates predominantly in the recorded music retail industry.

Financial information relating to the Company's principal foreign operations is as follows (in thousands):

                                               FOR THE YEARS ENDED JULY 31,
                                       -------------------------------------------
                                           2001            2000            1999
                                       -----------     -----------     -----------
Net Revenue:
 United States:
  Unaffiliated customer sales .....    $   611,588     $   627,405     $   591,946
  Interarea transfers .............         19,678          22,233          24,136
                                       -----------     -----------     -----------
                                           631,266         649,638         616,082
                                       -----------     -----------     -----------
 Japan:
  Unaffiliated customer sales .....        365,116         359,909         313,204
  Interarea transfers .............             --              --              --
                                       -----------     -----------     -----------
                                           365,116         359,909         313,204
                                       -----------     -----------     -----------
 Great Britain and Ireland:
  Unaffiliated customer sales .....         54,669          57,805          62,273
  Interarea transfers .............              0           1,447           3,308
                                       -----------     -----------     -----------
                                            54,669          59,252          65,581
                                       -----------     -----------     -----------
 Other:
  Unaffiliated customer sales .....         28,468          31,132          31,512
  Interarea transfers .............             --              --              --
                                       -----------     -----------     -----------
                                            28,468          31,132          31,512
                                       -----------     -----------     -----------
  TOTAL ...........................    $ 1,079,519     $ 1,099,931     $ 1,026,379
                                       ===========     ===========     ===========
Operating income (loss):
 United States ....................    $   (53,764)         17,526     $    21,657
 Japan ............................         11,274          13,850          11,988
 Great Britain and Ireland ........         (4,107)         (1,279)            676
 Other ............................          9,218          (5,307)         (2,501)
                                       -----------     -----------     -----------
                                       $   (37,379)    $    24,790     $    31,820
                                       ===========     ===========     ===========

                                             July 31,
                                       --------------------
                                         2001        2000
                                       --------    --------
Identifiable assets:
 United States ....................    $359,903    $431,825
 Japan ............................     135,612     135,329
 Great Britain and Ireland ........      28,764      27,277
 Other ............................       2,696      32,847
                                       --------    --------
                                       $526,975    $627,278
                                       ========    ========

United States net revenue includes export sales to non-affiliated customers of $517,000, $1,435,000 and $2,107,000 for the years ended July 31, 2001, 2000 and
1999, respectively.

NOTE 15--SELECTED UNAUDITED QUARTERLY INFORMATION (IN
THOUSANDS, EXCEPT PER SHARE)

                             October 31,    January 31,      April 30,        July 31,        Fiscal
                                2000           2001            2001             2001           2001
                            -----------     -----------     -----------     -----------     -----------
Sales ..................    $   255,388     $   322,988     $   255,098     $   246,045     $ 1,079,519
Gross profits ..........         84,377          94,805          70,923          61,021         311,126
Net loss ...............           (733)         (5,461)        (34,378)        (49,718)        (90,290)
  Loss per share .......    $   (732.78)    $ (5,461.72)    $(34,377.57)    $(49,718.05)    $(90,290.12)

                             October 31,    January 31,      April 30,        July 31,        Fiscal
                                1999           2000            2000             2000           2000
                            -----------     -----------     -----------     -----------     -----------
Sales ..................    $   251,470     $   335,639    $   255,042     $   257,780     $ 1,099,931
Gross profits ..........         84,832          98,737         85,441          85,545         354,555
Net income (loss) ......         (1,429)          2,007         (4,253)         (6,465)        (10,140)
Income (loss)
  per share ............    $ (1,429.18)    $  2,007.34    $ (4,253.50)    $ (6,464.51)    $(10,139.85)

NOTE 16--FORWARD EXCHANGE CONTRACTS

At July 31, 2001, the Company had outstanding forward exchange contracts maturing on dates through October 2001, to buy approximately $1,500,000 in foreign currency (186 billion yen at the contract rate). The fair value of the contracts as of July 31, 2001 is 188 billion yen. These contracts are for the purpose of hedging liabilities denominated in U.S. dollars. Market value gains and losses on these contracts are recognized in the statement of operations and offset foreign exchange gains and losses recognized on the liabilities denominated in U.S. dollars.

NOTE 17--CONTINGENCIES

The Company is the is the subject of litigation arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, related to pending or threatened litigation would not materially affect its financial position or results of operations.

As a co-defendant the Company is subject to three antitrust cases which allege that the named defendants were engaged in a conspiracy to fix the prices of CDs in violation of federal and state antitrust, unfair trade practices, and consumer protection statuses. These three antitrust complaints were filed following the May 10, 2000 announcement that the major music distributors had entered into a settlement agreement with the Federal Trade Commission.

NOTE 18--RELATED PARTIES

The Company has accrued royalty fees payable to the Family Trusts for royalties charged to them for the use of the Trusts' trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points of 7.04% at July 31, 2001. The outstanding payable to the Family Trust is approximately $12,966,000 and is included in accounts payable.

In addition the Company had a note receivable at July 31, 1998 from the Trusts for the purchase of the Japanese corporate headquarters office. The note was for approximately 620 million yen ($4,283,247 at July 31, 1998) and was included in other current receivables. The note was paid in full during the year ended July 31, 2000.

Additional related-party transactions include lease expense to an affiliate of $616,000, $667,000 and $609,000 for the years ended July 31, 2001, 2000 and
1999, respectively.

As of July 31, 2001, the Chairman of the Company's Board of Directors owed the Company $207,038 under an interest-free loan and a merchandise account with the Company.

As of July 31, 2001, the Chief Executive Officer of the Company, owed the Company $36,943 under an interest-free merchandise account with the Company.

As of July 31, 2001, the Chief Operating Officer of the Company, owed the Company $126,821 under an interest-bearing loan and an interest-free merchandise account with the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, position and years of service of the individuals who were serving as directors and executive officers of the Company, as of July 31, 2001. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

                                                                                                           Years
                                                                                                           with
       Name                                 Age                      Position                              Tower
----------------------------------------    ---   ------------------------------------------------------   -----
Russell M. Solomon .....................    76    Chairman and Board Member                                 41
Michael T. Solomon .....................    53    President and Chief Executive Officer                     14
DeVaughn D. Searson ....................    57    Chief Financial Officer, Executive Vice                   13
                                                  President, Secretary, Treasurer and Director
Stanley L. Goman .......................    53    Chief Operating Officer and Executive Vice President      34
Ronald Nugent ..........................    52    Chief Advertising Officer and Executive Vice President     1
Keith Cahoon ...........................    45    Senior Vice President--Far East Operations                23
Andy D. Lown ...........................    36    Senior Vice President--European Operations                16
Robert Lorber ..........................    54    Director                                                   3

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

MICHAEL T. SOLOMON serves as President, Chief Executive Officer and as a Director of the Company and is a member of the Company's Executive Committee. Mr. Solomon was appointed President and CEO of the Company in September 1998. From 1987 to the date of this appointment, Mr. Solomon was the Company's General Counsel. Mr. Solomon has served on several NARM subcommittees and is a member of the California Bar Association. Mr. Solomon is the son of Russell M. Solomon.

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

STANLEY L. GOMAN has been an employee of the Company since 1967 and currently serves as Chief Operating Officer and Executive Vice President. Mr. Goman is a member of the Company's Executive Committee. Mr. Goman has served as Chairman of NARM's Board of Directors, and has also served as Chairman of the NARM Retail Advisory Committee. Currently Mr. Goman serves on the Retail Advisory Committee. Mr. Goman has also served on the Country Music Association's Board of Directors.

RONALD NUGENT joined the Company in 2000 as Executive Vice President, Chief Marketing Officer. He is responsible for overseeing the development of comprehensive marketing plans to support corporate branding, sales, revenue and profit objectives of the Company. Previously Mr. Nugent has held executive marketing positions at Breuners Home Furnishings Corporation, Lechmere and Montgomery Ward. Mr. Nugent has over 27 years of retail experience in the areas of strategic planning, advertising, consumer and market research, direct marketing, merchandise presentation, event marketing and database marketing.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company during each of the Company's 2001, 2000, and 1999 fiscal years to the Company's Chief Executive Officer and the next four highest-earning executive officers of the company for the fiscal year ended July 31, 2001 (the" Named Executive Officers"):

                                                            ANNUAL COMPENSATION
                                 -----------------------------------------------------------------------
                                                                                 OTHER            ALL
                                                                                ANNUAL           OTHER
 NAME AND PRINCIPAL                                                            COMPENSA-       COMPENSA-
      POSITION                   YEAR            SALARY           BONUS           TION          TION (a)
                                 ----           --------        --------       ---------       ---------
Russell M. Solomon ......        2001           $632,780        $300,000        $ 36,000        $      0
Chairman                         2000            632,780         447,000          39,000           7,872
                                 1999            602,780         467,774           6,000           7,521

Michael T. Solomon ......        2001           $360,400        $100,000        $ 36,000        $      0(e)
President and CEO                2000            360,400         100,000          39,000           7,872
                                 1999            428,550         100,000           6,000           7,521

DeVaughn D. Searson .....        2001           $222,378        $100,000        $ 36,000        $      0
EVP and Chief Financial          2000            201,916         100,000          39,000           7,872
  Officer                        1999            221,977         255,000           6,000           7,521

Stanley L. Goman ........        2001           $222,349        $100,000        $ 27,000        $      0
EVP and Chief Operating          2000            210,900         100,000          11,437           7,872
  Officer                        1999            208,500         107,950          11,437           7,521

Ronald Nugent ...........        2001           $220,000        $ 34,629        $ 67,057        $      0
EVP and Chief Marketing          2000                  0               0               0               0
  Officer                        1999                  0               0               0               0

Keith Cahoon ............        2001(b)        $165,120        $      0        $ 73,968        $      0
SVP and Managing Director        2000(c)         189,358               0         101,152           7,872
  Far East Operations            1999(d)         181,053           7,544          85,743           7,521



(a) Represents Company contributions to the Company's retirement plan.

(b) Calculated at an exchange rate of 125 Japanese yen per U.S. dollar.

(c) Calculated at an exchange rate of 109 Japanese yen per U.S. dollar.

(d) Calculated at an exchange rate of 114 Japanese yen per U.S. dollar.

(e) Does not include split-dollar life insurance premiums paid on the lives of Russell M. Solomon and Doris E. Solomon for the benefit of certain Family Trusts described in Item 13. Certain Relationships and Related Transactions-Life Insurance.

EMPLOYMENT AGREEMENTS

The Company has entered into a letter agreement with Ron Nugent as the Company's Chief Marketing Officer. The letter agreement provides for Mr. Nugent to receive an annual base salary of $220,000 per year, subject to discretionary annual increases, and an annual target bonus of up to $75,000. Mr. Nugent received a relocation allowance pursuant to the agreement and is entitled to receive other standard employee benefits in accordance with the Company's benefit plans. Although Mr. Nugent's employment may be terminated by either the Company or Mr. Nugent at any time, in the event that the Company terminates Mr. Nugent's employment without cause, Mr. Nugent will receive severance pay in an amount equal to up to four months' salary for each full year that he is employed by the Company and will be entitled to participate in certain future severance plans if adopted by the Company.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All matters concerning executive compensation in fiscal 2001 were addressed by the full Board of Directors of the Company, the members of which were Russell M. Solomon, Michael T. Solomon, DeVaughn D. Searson, and Robert Lorber. Russell Solomon was also the Company's Chairman of the Board in fiscal 2001. Michael T. Solomon was also the Company's President and Chief Executive Officer in fiscal 2001 and DeVaughn D. Searson was also the Company's Chief Financial Officer in fiscal 2001.

Russell Solomon and Michael Solomon entered into certain transactions with the Company in fiscal 2001. As of July 31, 2001, Russell Solomon owed the Company the $46,906 and $160,132 under loans from and a merchandise account, respectively, with the Company, both of which are interest-free.

As of July 31, 2001, Michael Solomon owed the Company $36,943 under a merchandise account with the Company, which is interest-free.

The Company has accrued royalty fees payable to the Michael Solomon 1994 Trust and the David Solomon 1994 Trust (collectively, the "Trusts") for royalties charged to them for the use of the Trust's trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points or 7.04% at July 31, 2001. The outstanding payable to the trust is approximately $12,966,000 and is included in accounts payable.

The Company made lease payments to Solomon Properties LLC, an affiliate of the Trusts, of $616,000 in fiscal 2001.

REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of the Company is principally responsible for establishing and administering the executive compensation program of the Company, including approving salary increases for the Company's key executives and administering the Company's annual bonus plan. The following report addresses the Board of Director's objectives and its actions and decisions with respect to executive compensation for the fiscal year ended July 31, 2001.

COMPENSATION PHILOSOPHY AND OBJECTIVES

The components of the executive compensation program are salary and annual bonus awards. The program is designed to attract and retain competent people with competitive salaries and to compensate executive officers for individual and Company performance that contribute to achievement of the Company's objectives.

Base Salary. Annual salary recommendations for the Company's executive officers (other than the Chief Executive Officer) were made to the Board by the Chief Executive Officer. The Board of Directors reviewed the recommendations, taking into consideration the competitive level of salaries in the industry, the absence of equity-based compensation, the performance of the department under the executive officer's management control, achievement of operational objectives and the individual executive officer's responsibilities, contribution and performance. Following its review, the Board of Directors then approved, with any modifications it deemed appropriate, or disapproved the recommendations made by the Chief Executive Officer. Because of the Company's performance in fiscal 2000, with the exception of a limited number of individuals, the salaries of the Company's executive officers generally were not increased in fiscal 2001 from fiscal 2000 levels.

Annual Bonus. The Company's Chief Executive Officer, Chief Operating Officer, Chief Marketing Officer and Chief Financial Officer are eligible for annual bonus awards based on the Company's bonus plan, which was established during 1998. Awards under the plan are granted to compensate key executive officers for increases in their management responsibility, achievement of operational objectives and the absence of equity-based compensation. In light of the Company's performance in fiscal 2001, the Board did not increase bonus awards from fiscal 2000 levels.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

The Company's Chief Executive Officer's base annual compensation for fiscal 2001 was determined by evaluating the factors discussed above in connection with reviewing salary recommendations for executive officers of the Company, assessing the overall performance of the Chief Executive Officer, comparing the base salary of the Chief Executive Officer to that of other chief executive officers in the music retail industry and evaluating the performance of the Company. The Chief Executive Officer's base annual compensation for fiscal 2001 was not increased from his base annual compensation in fiscal 2000.

The foregoing Report on Executive Compensation shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filings of the Company pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the Report on Executive Compensation by reference therein, and shall not be deemed filed under either such Act.

                             The Board of Directors

                             Russell M. Solomon
                             Michael T. Solomon
                             DeVaughn D. Searson
                             Robert Lorber


COMPENSATION OF DIRECTORS

Each member of the Board of Directors has been elected to serve until his successor has been elected and qualified. The Company's employees who serve as directors receive $3,000 as separate compensation for their services as directors for each Board of Directors meeting attended. Robert Lorber, the Company's only non-employee director, received $156,000 plus expenses for his service as a director and consultant to the Company during the Company's 2001 fiscal year, which included $3,000 for each Board of Directors meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding ownership of the Company's Common Stock as of October 31, 2001 by (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) The Named Executive Officers, and (iv) all directors and Named Executive Officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Company's Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws.

                                                           AMOUNT AND
                                                            NATURE OF
                                                           BENEFICIAL      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(a)                  OWNERSHIP(b)(c)   OWNERSHIP
---------------------------------------                  ---------------   ----------
Russell M. Solomon(d) .................................         620          62.00%
Michael T. Solomon(e) .................................         372          37.20%
DeVaughn D. Searson ...................................
Stanley L. Goman ......................................
Ronald Nugent .........................................
Keith Cahoon ..........................................
Andy Lown .............................................
Robert Lorber .........................................
                                                                ---          -----
All directors and officers as a group (7 persons) .....         992          99.20%

(a) The address of each named individual is the address of the principal executive office of the Company as set forth herein.

(b) The numbers presented indicate the number of shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. As of July 31, 2001, the Company had no such options or warrants outstanding.

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

(e) Michael Solomon has sole voting and investment power with respect to 364 of such shares as Trustee of the Michael Solomon 1994 Trust (the "Michael Solomon Trust"), the David Solomon 1994 Trust (the "David Solomon Trust"), the Andrew Solomon Trust, and the Aaron O. Solomon Trust, which own 180,180, 2 and 2 of such shares, respectively. Michael Solomon is also the beneficiary of the Michael Solomon 1994 Trust.

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

In addition, the Company maintains key-man life insurance policies on the lives of certain executive officers of the Company. Aggregate annual premiums on such policies are approximately $300,000 million. The Company is the beneficiary of the key-man policies.

CERTAIN INDEBTNESS OF MANAGEMENT AND AFFILIATES

As of July 31, 2001, Russell Solomon, the Chairman and a director of the Company, owed the Company the $46,906 and $160,132 under loans from and a merchandise account, respectively, with the Company, both of which are interest-free.

As of July 31, 2001, Michael Solomon, President, Chief Executive Officer and a director of the Company, owed the Company $36,943 under a merchandise account with the Company, which is interest-free.

As of July 31, 2001, Stanley Goman, the Chief Operating Officer of the Company, owed the Company $56,214 under a loan from the Company bearing interest at 9.5% per annum and $70,607 under an interest-free merchandise account, with the Company.

The Company has accrued royalty fees payable to the Trusts for royalties charged to them for the use of the Trust's trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points or 7.04% at July 31, 2001. The outstanding payable to the trust is approximately $12,966,000 and is included in accounts payable.

The Company had a note receivable from the Trust for the purchase of the Japanese corporate headquarters office. The note was for approximately 620 million yen ($4,283,247 as July 31, 1998) and was included in other current receivables. The note was paid in full during the year ended July 31, 2000. The

Company made lease payments to Solomon Properties LLC, an affiliate of the Trust, of $616,000 in fiscal 2001.

EMPLOYMENT AND OTHER AGREEMENTS

For information regarding employment and other agreements between the Company and two of its executive officers, please see "Executive Compensation-Employment Agreements" and "Executive Compensation - Limitation of Liability and Indemnification Matter".

CERTAIN BUSINESS RELATIONSHIPS

In fiscal 2001, the Company contracted and paid Searson & Company, Inc., Certified Public Accountants, $185,000 in consulting fees for assistance in the corporate finance department related to year end activities. Karen Searson the spouse of DeVaughn D. Searson, the Company's Chief Financial Officer, is the majority owner of Searson & Co.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Report of Independent Public Accountants

Consolidated Balance Sheets as of July 31, 2001, and July 31, 2000

Consolidated Statements of Operations for the fiscal years ended July 31, 2001, 2000, and 1999

Consolidated Statements of Shareholder's Equity for the fiscal years ended July 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements



      All financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

            (a) REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed during the fourth quarter of the Company's last fiscal year.

            (b) EXHIBITS

            Reference is made to the index of exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures                         Title                              Date
/s/ RUSSELL M. SOLOMON             Chairman and Director              October 29, 2001

Russell M. Solomon

/s/ MICHAEL T. SOLOMON             President, Chief Executive         October 29, 2001
                                   Officer and Director
Michael T. Solomon

/s/ DEVAUGHN D. SEARSON            Executive Vice President, Chief    October 29, 2001
                                   Financial Officer and Director
DeVaughn D. Searson



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

3.2         +++     Bylaws of MTS, Incorporated

4.1         +       Purchase Agreement dated as of April 23, 1998 between the
                    Registrant, Chase Securities, Inc. and Merrill Lynch,
                    Pierce, Fenner & Smith Incorporated

4.2         +       Indenture dated as of April 23, 1998 by and between the
                    Registrant and State Street Bank and Trust Company of
                    California, N.A., as Trustee

4.3         +       Exchange and Registration Rights Agreement dated as of April
                    20, 1998 by and among the Registrant and Chase Securities
                    Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated
                    as the initial purchases

4.4         +       Form of 9 3/8% Senior Subordinated Note due 2005

10.1        +       Credit Agreement dated as of April 23, 1998 by and among the
                    Company, Tower Records Kabushiki Kaisha, the Lenders party thereto, and The Chase Manhattan Bank as Administrative
                    Agent

10.2        +++     Japanese Security Agreement dated as of April 23, 1998

10.3        +++     MTS, Incorporated Security Agreement dated as of April 23,
                    1998

10.4        x       Agreement between the Company and Christopher Hopson dated as of August 10, 2000.

10.5        xx      Amended and Restated Credit Agreement dated as of April 27,
                    2001 by and among the Company, Tower Records Kabushiki
                    Kaisha, the Lenders party thereto, and The Chase Manhattan
                    Bank as Administrative Agent.

1.1         +       List of Subsidiaries

5.12        +++     Statement of Eligibility on Form T-1 for State Street Bank
                    and Trust Company of California, N.A., as Trustee under the
                    Indenture

+   Previously filed with the Company's Form S-4 Registration Statement on 1998

++ Previously filed with Amendment No. 1 to the S-4 Registration Statement on July 1, 1998.

+++ Previously filed with the Amendment No. 2 to the S-4 Registration Statement on July 23, 1998.

x   Previously filed with the Company's Report on Form 10-K for the fiscal year ended July 31, 2000.

xx Previously filed with the Company's Report on Form 10-Q for the quarter ended April 30, 2001.