Form 10-Q
period 2001-10-31
MTS INC
filed 2001-12-14
CIK 840302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

              Class                             Outstanding at October 31, 2001
Class B Common Stock, no par value                      1,000 shares

                                MTS, INCORPORATED
                                TABLE OF CONTENTS


                                                                                                           PAGE

Part I. Financial Information..........................................................................
   Item 1. Consolidated Financial Statements...........................................................
           Consolidated Balance Sheets as of October 31, 2001 and 2000 and July 31, 2001...............     3
           Consolidated Statements of Income for the three months ended October 31, 2001
             and 2000..................................................................................     4
           Consolidated Statements of Cash Flows for the three months ended October 31, 2001
             and 2000..................................................................................     5
           Consolidated Statements of Comprehensive Income for the three months ended October 31, 2001
           and 2000....................................................................................     6
           Notes to Consolidated Financial Statements..................................................    7-9
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......   10-14
   Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................     15
Part II. Other Information ............................................................................
   Item 5. Other Information...........................................................................     16
   Item 6. Exhibits and Reports on Form 8-K............................................................     16
Signature..............................................................................................     17

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MTS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 AS OF OCTOBER 31, 2001, 2000 AND JULY 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                                             UNAUDITED    UNAUDITED
                                                                            -----------  -----------
                                                                            OCTOBER 31,  OCTOBER 31,   JULY 31,
                                                                                2001         2000        2001
                                                                            -----------  -----------  ---------
                                     Assets
Current Assets:
    Cash and cash equivalents                                                $  29,486    $  19,347    $  32,075
    Receivables, net                                                            30,090       35,577       31,805
    Merchandising inventories                                                  268,078      323,622      249,128
    Prepaid expenses                                                            10,507       14,462        8,970
    Deferred tax assets                                                             --       12,762           --
                                                                             ---------    ---------    ---------
        Total current assets                                                   338,161      405,770      321,978
Fixed assets, net                                                              173,816      208,032      178,021
Deferred tax assets                                                                 --        9,634           --
Other assets                                                                    22,651       39,153       26,976
                                                                             ---------    ---------    ---------
        Total assets                                                         $ 534,628    $ 662,589    $ 526,975
                                                                             =========    =========    =========

                           Liabilities and Shareholder's Equity

 Current Liabilities:
    Current maturities of long-term debt                                     $ 189,487    $ 209,198    $ 179,374
    Accounts payable                                                           173,072      185,680      163,336
    Reserve for restructuring costs                                                481           --        2,225
    Accrued liabilities                                                         41,801       38,118       39,399
    Income taxes payable                                                            --          757           --
    Deferred revenue, current portion                                            2,326        2,632        2,780
                                                                             ---------    ---------    ---------
        Total current liabilities                                              407,167      436,385      387,114

Long-term Liabilities:
    Long-term debt, less current maturities                                    117,801      119,662      118,341
    Deferred revenue, less current portion                                         128          141          131
                                                                             ---------    ---------    ---------
        Total liabilities                                                      525,096      556,188      505,586
                                                                             ---------    ---------    ---------

Shareholder's Equity:
    Common stock:

    Class B, no par value; 10,000,000 shares authorized;
       1,000 shares issued and outstanding at October 31, 2001,
       October 31, 2000 and July 31, 2001                                            6            6            6
   Retained earnings                                                            24,576      125,405       35,848

   Accumulated other comprehensive income                                      (15,050)     (19,010)     (14,465)
                                                                             ---------    ---------    ---------
        Total shareholder's equity                                               9,532      106,401       21,389
                                                                             ---------    ---------    ---------
      Total liabilities and shareholder's equity                             $ 534,628    $ 662,589    $ 526,975
                                                                             =========    =========    =========


        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                   ----------------------
                                                         OCTOBER 31,
                                                      2001         2000
                                                   ---------    ---------
Net revenue                                        $ 226,694    $ 255,388

Cost of sales (a)                                    156,181      171,011
                                                   ---------    ---------
    Gross Profit                                      70,513       84,377



Selling, general and administrative expenses (b)      66,678       70,344

Restructuring and asset impairment costs                  88           --

Depreciation and amortization                          7,339        7,512
                                                   ---------    ---------

    (Loss)/income from operations                     (3,592)       6,521

Other expenses:

    Interest Expense                                  (7,663)      (5,689)

    Foreign currency translation loss                   (740)        (704)

    Other income /(expenses)                             859         (175)
                                                   ---------    ---------

    Loss before taxes                                (11,136)         (47)

    Provision for income taxes                           136          686
                                                   ---------    ---------

    Net loss                                       $ (11,272)   $    (733)
                                                   =========    =========


Basic and diluted loss per share                 $(11,272.41)   $ (732.78)
                                                 ===========    =========

     (a) Includes $1.5 million of inventory write-downs related to the Restructuring Plan in fiscal year 2002.

     (b) Includes $1.4 million in professional fees related to the Restructuring Plan in fiscal year 2002.


        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                       UNAUDITED
                                                                      OCTOBER 31,
                                                                 ----------------------
                                                                    2001        2000
                                                                 ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                     $(11,272)   $   (733)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                7,665       8,162
       Restructuring and asset impairment costs                      (381)         --
       (Recovery)/provision for losses on accounts receivable         (72)         58
       Loss on disposal of depreciable assets                         301         389
       Exchange (gain)/loss                                          (603)        761
       Other non-cash expense                                         228          35
       Increase/(decrease) in cash resulting from changes in:
         Accounts receivable                                        1,715      (4,120)
         Inventories                                              (20,422)    (30,193)
         Prepaid expenses                                          (1,537)     (1,734)
         Accounts payable                                           9,736      19,979
         Accrued liabilities and taxes payable                      2,402        (676)
         Deferred revenue                                            (457)       (330)
                                                                 --------    --------
           Net cash used in operating activities                  (12,697)     (8,402)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of fixed assets                                  (2,455)     (8,072)
      Acquisition of investments                                     (140)       (693)
      Increase in deposits                                           (121)       (168)
      Refunds of deposits                                             167           9
      Increase in intangibles                                        (963)       (139)
                                                                 --------    --------
           Net cash used in investing activities                   (3,512)     (9,063)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from life insurance loans                            3,526          --
      Proceeds from employee loan payments                            105           6
      Principal payments under long-term financing agreements     (20,253)       (884)
      Proceeds from issuance of long-term financing agreements     30,607      17,734
                                                                 --------    --------
           Net cash provided by financing activities               13,985      16,856
                                                                 --------    --------
Effect of exchange rate changes on cash                              (365)     (1,530)
                                                                 --------    --------
           Net decrease in cash and cash equivalents               (2,589)     (2,139)
Cash and cash equivalents, beginning of period                     32,075      21,486
                                                                 --------    --------
Cash and cash equivalents, end of period                         $ 29,486    $ 19,347
                                                                 ========    ========
Cash paid for interest                                           $  5,244    $  3,006
                                                                 ========    ========
Cash paid for income taxes                                       $     --    $     41
                                                                 ========    ========

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                              UNAUDITED

                                                       ----------------------
                                                         2001           2000
                                                       --------        ------

Net Loss                                               $(11,272)       $(733)

Other comprehensive income, net of tax
      Foreign currency translation                         (585)        (226)
                                                       --------        ------
Comprehensive Loss                                     $(11,857)       $(959)
                                                       ========        =====

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and restructuring and asset impairment charges) necessary to present fairly its consolidated financial position as of October 31, 2001 and the results of its operations and cash flows for the three months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

NOTE 2 -- TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded a net transaction loss of $0.7 million for the three months ended October 31, 2001 and October 31, 2000. These amounts primarily represent the volatility of currencies in international countries in which the Company does business.

NOTE 3 -- INCOME TAXES

The effective income tax rates for the three months ended October 31, 2001 and 2000 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes and decreased due to the creation of a valuation account related to the net operating loss and certain deferred tax assets.

NOTE 4 -- RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

At July 31, 2001 the Company recorded pre-tax restructuring charges of $46.7 million as a result of steps the Company is taking that are intended to improve the Company's operations and improve cash flows. For the three month period ended October 31, 2001, the Company's pre-tax restructuring charges were an additional $3.0 million.

At July 31, 2001 the Company had recorded a restructuring liability in the amount of $2.2 million. For the three month period ended October 31, 2001, the restructuring liability was $0.5 million. The change in the restructuring liability is due to the following:

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                    INVENTORY                   LEASEHOLD       LEASE        EMPLOYEE
                      WRITE-    PROFESSIONAL   IMPROVEMENTS  TERMINATION    TERMINATION
 (IN MILLIONS)        DOWNS        FEES         WRITE-OFFS      COSTS          COSTS      OTHER      TOTAL
-------------------------------------------------------------------------------------------------------------
RESTRUCTURING       $    -       $    -         $ 1,023         $ 813         $ 225       $164    $ 2,225
LIABILITY AT
JULY 31, 2001
-------------------------------------------------------------------------------------------------------------

CHANGES IN          $    -       $    -         $(1,023)        $(522)        $(199)      $  -    $(1,744)
RESTRUCTURING
LIABILITY
ESTIMATES:
-------------------------------------------------------------------------------------------------------------
TOTAL               $    -       $    -         $     -         $ 291         $  26       $164    $   481
RESTRUCTURING
LIABILITY AT
OCTOBER 31,
2001
-------------------------------------------------------------------------------------------------------------

The change in the restructure reserve estimates is primarily due to the closure of the last Canadian store in October 2001.

In connection with its restructuring plan, the Company continues to monitor under performing stores and assets in addition to evaluating its ongoing working capital commitments. As such, the Company anticipates that it will continue to incur restructuring and asset impairment charges through fiscal year 2002.

NOTE 5 -- DEBT

In October 2001, the Company entered into an amendment (Amendment) to the Credit Facility dated as of October 5, 2001, and effective September 30, 2001. Pursuant to the Amendment, the maximum borrowings under the Credit Facility are required to be reduced by $5 million in October 2001 and $10 million in December 2001, instead of $15 million in October 2001 and $95 million in December 2001. The Amendment also eliminates certain provisions of the Credit Facility, specifically those requiring the Company to (1) provide firm commitments by October 1, 2001 for financing or sale of assets that will reduce the commitments to $100,000,000 by December 31, 2001 and (2) receiving proceeds of such financing or sale that actually reduce the commitments to $100,000,000 by December 31, 2001. In addition, the Amendment reduces the EBITDA and leverage ratio amounts that the Company is required to meet. Pursuant to the Amendment, the Company paid a 0.0375% amendment fee to the lenders. The recorded value of the Credit Facility approximates fair value at October 31, 2001 due to the variable nature of rates.

The Company's future operating performance and ability to service or refinance its senior subordinated notes and the Credit Facility will be subject to the Company's ability to refinance its Credit Facility maturing April 23, 2002, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance or guaranty that the Company will be successful in refinancing the Credit Facility or that any renewal will be on terms that are favorable to the Company. In the event the Company is unable to refinance the Credit Facility, the Company's business, financial condition and results of operations would be materially and adversely affected.

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q in addition to the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company's Restructuring Plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risks; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company's Amended and Restated Credit Agreement, as amended; (xi) the ability of the Company to meet the mandatory commitment reductions under the Company's Amended and Restated Credit Agreement, as amended; (xii) the ability of the Company to refinance or extend its credit facility prior to the maturity thereof; and (xiii) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Please refer to the Risk Factors section of the Company's Annual Report Form 10-K for further information on other factors, which could affect the financial results of the Company and such forward-looking statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000

REVENUES

For the three months ended October 31, 2001, the Company's consolidated net revenues were $226.7 million versus $255.4 million, a decrease of $28.7 million (or a decrease of $19.3 million excluding the effects of U.S. dollar foreign translation fluctuations). The Company's net revenues were derived from U.S. revenues of $126.4 million and international revenues of $100.3 million for the three months ended October 31, 2001 compared to $147.9 million in the U.S. and $107.5 million internationally for the three months ended October 31, 2000. The overall decrease in total Company revenues for the three months ended October 31, 2001 was driven primarily by the closing of unprofitable stores associated with the Company's worldwide restructuring efforts in fiscal 2001 and a decline in consumer spending attributed to the events of September 11, 2001.

GROSS PROFIT

For the three months ended October 31, 2001, gross profit decreased $13.9 million to $70.5 million from $84.4 million for the three months ended October 31, 2000 (or a decrease of $9.1 million excluding the effects of the U.S. dollar foreign translation fluctuations and the impact of the Company's Restructuring
Plan). Management attributes the decline in gross profit, excluding the effect of inventory write downs related to the restructuring charge, principally to the decrease in revenues as previously discussed, weaker margins associated with competitive pricing pressure in the United States and Great Britain and adverse fluctuations in foreign translation rates. Gross profit as a percentage of net revenues decreased to 31.1% for the three months ended October 31, 2001, as compared to 33.0% for the three months ended October 31, 2000. Management attributes the percentage decrease primarily to liquidation of inventory associated with certain store closures in connection with the Company's restructuring efforts and industry pricing pressure in the United States and Great Britain.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, excluding the effects of the $1.4 million in professional fees related to the restructuring charge and depreciation and amortization, decreased by $5.0 million to $65.3 million during the three months ended October 31, 2001 from $70.3 million for the three months ended October 31, 2000. Excluding the effect of professional fees related to the restructuring charge, decreases in personnel, occupancy and other cost savings initiatives resulting from the Company's restructuring plan contributed primarily to the reduction in overall operating costs. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the restructuring charge and depreciation and amortization, increased to 28.8% for the three months ended October 31, 2001 as compared to 27.5% for the three months ended October 31, 2000. Management attributes the percentage increase (excluding the effect of professional fees related to the restructuring charge) primarily to the overall reduction in revenues during the period.

RESTRUCTURING AND IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $3.0 million during the three months ended October 31, 2001, as related to the implementation of the Restructuring Plan. Of the $3.0 million in total pre-tax restructuring and asset impairment charges, $1.5 million related to inventory write downs was recorded in cost of sales and $1.4 million related to professional fees was recorded in selling, general and administrative expenses. The remaining $0.1 million of total pre-tax restructuring and asset impairment charges were reported separately.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $7.3 million for the three months ended October 31, 2001 compared to $7.5 million for the three months ended October 31, 2000, a decrease of $0.2 million. The decrease was primarily due to the closing of unprofitable stores associated with the Company's worldwide restructuring efforts in fiscal 2001, offset by fiscal year 2001 asset additions.

LOSS FROM OPERATIONS

The Company's consolidated operating loss during the three months ended October 31, 2001 was $3.6 million compared with consolidated operating income of $6.5 million during the three-month period ended October 31,

2000, for a decrease of $10.1 million. The decrease was primarily attributable to the decreases in revenues and gross profit as discussed above.

INTEREST EXPENSE

Net interest expense increased to $7.7 million during the three months ended October 31, 2001 from $5.7 million during the three months ended October 31, 2000. The increase was due primarily to higher borrowing costs.

FOREIGN CURRENCY TRANSLATION LOSS

A foreign currency translation loss of $0.7 million was recognized for the three months ended October 31, 2001 and October 31, 2000. The account primarily represents the volatility of foreign currency fluctuations against the U.S. dollar in foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax provision for both the three months ended October 31, 2001 and October 31, 2000. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of the Company's technological infrastructure.

Net cash used in operating activities was $12.7 million and $8.4 million for the three months ended October 31, 2001 and 2000, respectively. For the three months ended October 31, 2001, net increase in inventory was $20.4 million, which included a $1.5 million write-down of inventory related to the Company's restructuring plan. Net increase in inventory was $30.2 for the three months ended October 31, 2000. The increase in inventory is due to the Company's increased needs through the holiday season. The net decrease in cash flow from operations for the three months ended October 31, 2001 compared to October 31, 2000 was primarily due to the net loss incurred.

Net cash used for investing activities was focused primarily on store maintenance and capital expenditure requirements including store relocations, refurbishment and technology investments totaling approximately $2.1 million with an additional $0.3 million used for video rental acquisition. During the three months ended October 31, 2001, the Company opened 1 store domestically.

Net cash provided by financing activities in 2001 was $14.0 million, resulting principally from proceeds from life insurance loans and net borrowings under the Company's credit facility. Net borrowings under the Company's credit facility increased $10.1 million for the three months ended October 31, 2001, excluding the effects of foreign currency exchange rates. Net cash provided by financing for the three months ended October 31, 2000 was $16.9 million, which resulted primarily from net borrowings under the Company's credit facility.

Total funded debt decreased to $307.3 million as of October 31, 2001 from $328.9 million as of October 31, 2000. Outstandings under the Company's senior revolving credit facility were $187.2 million on October 31, 2001 compared to $206.2 million on October 31, 2000. The decrease in bank outstandings was the result of the effects of the restructuring plan implemented in fiscal year 2001.

Interest payments on the senior subordinated notes and on the credit facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2002 are expected to be approximately $15.0 million, of which approximately $11.9 million will be related to maintenance and required technological and capital improvements.

The Company's Senior Credit Facility expires April 23, 2002. The Company intends to refinance the credit facility prior to expiration and believes that the cash flow generated from its operations, together with amounts available from other financing alternatives, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently expected capital expenditures and other operating expenses for the next twelve months.

In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under its senior revolving credit facility. The Credit Facility was further amended in October 2001. The Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of (Yen)15,596,828,718, which was equivalent to $126.6 million at inception), with a maturity date of April 23, 2002. Maximum borrowings under the Credit Facility are scheduled to decline during its one-year term by $15 million in July 2001, $5.0 million in October 2001, and $10.0 million in December 2001.

Maximum borrowings under the Credit Facility are subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. As of October 31, 2001, approximately $205.0 million was available under the Senior Credit Facility, of which $187.2 million had been drawn. The $187.2 million includes a decrease of $14.2 million due to yen debt translated back to U.S. dollars at the spot rate on October 31, 2001.

The Company's future operating performance and ability to service or refinance its senior subordinated notes and the Credit Facility will be subject to the Company's ability to refinance its Credit Facility maturing April 23, 2002, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance or guaranty that the Company will be successful in refinancing the Credit Facility or that any renewal will be on terms that are favorable to the Company. In the event the Company is unable to refinance the Credit Facility, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, the

Company has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and the Company's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, sales during the Company's second fiscal quarter (November 1 through January 31) in 2001 and 2000 accounted for approximately 30% of annual sales.

INFLATION

The Company believes that the recent low rates of inflation in the United States, Japan and the United Kingdom, where it primarily operates, has not had a significant effect on its net sales or operating results. The Company attempts to offset the effects of inflation through the management of controllable expenses. However, there can be no assurance that during a period of significant inflation, the Company's results of operations would not be adversely affected.

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

NEW ACCOUNTING POLICIES

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

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company's borrowings under its credit facility are based on variable rates. If the base borrowing rates (primarily a combination of LIBOR and TIBOR) were to increase 1% in fiscal 2002 as compared to the rate at July 31, 2001, the Company's interest expense related to its credit facility for fiscal 2002 would increase approximately $1.9 million based on the outstanding balance of the Company's credit facility at October 31, 2001. A substantial majority of the Company's revenues, expenses and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Japanese yen. The Company uses forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and in connection with certain of its Japanese subsidiary's purchases of product from third parties. Such instruments are short-term instruments entered into in the ordinary course of the Company's business, in order to reduce the impact of exchange rate fluctuation on net income and shareholder's equity. At October 31, 2001, the Company had outstanding forward exchange contracts maturing on dates through April 2002, to buy approximately $3,000,000 in foreign currency (355 billion yen at the contract rate). The fair value of the contracts as of October 31, 2001 was 367 billion yen.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            EXHIBIT NO.                 DESCRIPTION

               10.6     First Amendment, dated as of October 05, 2001, to the
                        Amended and Restated Credit Agreement, dated as of April 27,
                        2001, between the Company and The Chase Manhattan Bank.
                        (Previously filed with the Company's report on Form 8-K
                        filed October 10, 2001).



        (b) Reports on Form 8-K.

              FORM         ITEM NO.     DESCRIPTION                         FILING DATE

              8-K             5         Report on Amendment                 October 10, 2001
                                        of Credit Agreement among
                                        the Company, Tower Records
                                        Kabushiki Kaisha, the lenders
                                        Party thereto and The Chase
                                        Manhattan Bank


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MTS, INCORPORATED

                                        By:



  Dated: December 14, 2001                        DeVaughn D. Searson
                                           Executive Vice President and Chief
                                                   Financial Officer
                                             (Principal Financial and
                                                  Accounting Officer)