Form 10-Q
period 2002-01-31
MTS INC
filed 2002-03-18
CIK 840302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2002.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period from ________ to _________.



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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the Registrant's common stock:

             Class                             Outstanding at January 31, 2002
Class B Common Stock, no par value                      1,000 shares

                                MTS, INCORPORATED
                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
Part I. Financial Information.......................................................................

   Item 1. Financial Statements.....................................................................

         Consolidated Balance Sheets as of January 31, 2002 and 2001 and July 31, 2001..............        3

         Consolidated Statements of Income for the three months ended January 31, 2002 and 2001
           and the six months ended January 31, 2002 and 2001.......................................        4

         Consolidated Statements of Cash Flows for the six months ended January 31, 2002 and 2001...        5

         Consolidated Statements of Comprehensive Income for the six months ended January 31, 2002
            and 2001............................ ...................................................        6
         Notes to Consolidated Financial Statements.................................................      7-9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....    10-17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................       18

Part II. Other Information .........................................................................

   Item 1. Legal Proceedings........................................................................       19

Signature...........................................................................................       20


                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MTS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 AS OF JANUARY 31, 2002, 2001 AND JULY 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            UNAUDITED    UNAUDITED
                                                          ------------  -----------
                                                           JANUARY 31,  JANUARY 31,    JULY 31,
                                                             2002         2001          2001

                                                          -----------   -----------   ---------
                                  Assets
Current Assets:
    Cash and cash equivalents                              $  29,975    $  41,519    $  32,075
    Receivables, net                                          27,778       30,753       31,805
    Merchandising inventories                                230,135      285,277      249,128
    Prepaid expenses                                           9,148       13,990        8,970
    Deferred tax assets                                         --         14,999         --
                                                           ---------    ---------    ---------
        Total current assets                                 297,036      386,538      321,978
Fixed assets, net                                            165,931      204,526      178,021
Deferred tax assets                                             --          9,860         --
Other assets                                                  21,254       39,119       26,976
                                                           ---------    ---------    ---------
        Total assets                                       $ 484,221    $ 640,043    $ 526,975
                                                           =========    =========    =========

                          Liabilities and Shareholder's Equity
 Current Liabilities:
    Current maturities of long-term debt                   $ 152,441    $ 196,595    $ 179,374
    Accounts payable                                         164,515      169,707      163,336
    Reserve for restructuring costs                              274         --          2,225
    Accrued liabilities                                       40,805       40,564       39,399
    Income taxes payable                                        --             95         --
    Deferred revenue, current portion                          7,502        8,483        2,780
                                                           ---------    ---------    ---------
        Total current liabilities                            365,537      415,444      387,114
Long-term Liabilities:
    Long-term debt, less current maturities                  116,941      119,061      118,341
    Deferred revenue, less current portion                       125          138          131
                                                           ---------    ---------    ---------
        Total liabilities                                    482,603      534,643      505,586
                                                           ---------    ---------    ---------

Shareholder's Equity:
    Common stock:

    Class B, no par value; 10,000,000 shares authorized;
       1,000 shares issued and outstanding at January
        31, 2002, January 31, 2001 and July 31, 2001               6            6            6

   Retained earnings                                          15,203      119,944       35,848

   Accumulated other comprehensive income                    (13,591)     (14,550)     (14,465)
                                                           ---------    ---------    ---------
        Total shareholder's equity                             1,618      105,400       21,389
                                                           ---------    ---------    ---------
      Total liabilities and shareholder's equity           $ 484,221    $ 640,043    $ 526,975
                                                           =========    =========    =========


        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
               AND THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  -----------------------   -----------------------
                                                        JANUARY 31,                 JANUARY 31,
                                                     2002         2001           2002       2001
                                                  ----------   ----------   -----------  ----------
Net revenue                                       $ 293,665    $ 322,988    $ 520,359    $ 578,376

Cost of sales(a)                                    213,186      228,183      369,367      399,194
                                                  ----------   ----------   -----------  ----------

    Gross Profit                                     80,479       94,805      150,992      179,182



Selling, general and administrative expenses(b)      73,206       84,907      139,884      155,251

Restructuring and asset impairment costs                718         --            806         --

Depreciation and amortization                         6,967        8,152       14,306       15,664
                                                  ----------   ----------   -----------  ----------

    (Loss)/income from operations                      (412)       1,746       (4,004)       8,267

Other expenses:

    Interest Expense                                 (6,674)      (6,338)     (13,315)     (11,821)

    Foreign currency translation loss                  (550)      (2,715)      (1,290)      (3,419)

    Other expenses                                     (939)        (308)      (1,102)        (689)
                                                  ----------   ----------   -----------  ----------

    Loss before taxes                                (8,575)      (7,615)     (19,711)      (7,662)

    Provision/(benefit) for income taxes                798       (2,154)         934       (1,468)
                                                  ----------   ----------   -----------  ----------

    Net loss                                      $  (9,373)   $  (5,461)   $ (20,645)   $  (6,194)
                                                  =========    =========    =========    =========


Basic and diluted loss per share                  $(9,372.32)  $(5,461.72)  $(20,644.73) $(6,194.50)
                                                  ==========   ==========   ===========  ==========


    (a) Includes $9.7 and $11.2 million of inventory write-downs related to the Restructuring Plan for the three and six months ended January 31, 2002, respectively.

    (b) Includes $1.3 and $2.7 million in professional fees related to the Restructuring Plan for the three and six months ended January 31, 2002, respectively.

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                         UNAUDITED
                                                                        JANUARY 31,
                                                                   --------------------
                                                                    2002         2001
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                      $(20,645)   $ (6,194)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
     Depreciation and amortization                                   14,912      17,198
     Restructuring and asset impairment costs                         9,638        --
     (Recovery)/provision for losses on accounts receivable             (16)        258
     Loss on disposal of depreciable assets                             681       1,557
     Exchange (gain)/loss                                            (1,231)      3,578
     Other non-cash expense                                             268         323
     Provision for deferred taxes                                      --        (3,155)
     Increase/(decrease) in cash resulting from changes in:
        Accounts receivable                                           4,027         704
        Inventories                                                   7,838       8,152
        Prepaid expenses                                               (178)     (1,262)
        Accounts payable                                              1,179       4,006
        Accrued liabilities and taxes payable                         1,406       1,108
        Deferred revenue                                              4,716       5,518
                                                                   --------    --------
           Net cash provided by operating activities                 22,595      31,791
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Acquisition of fixed assets                                  (6,133)    (16,498)
        Acquisition of investments                                     (983)     (1,396)
        Increase in deposits                                           (587)       (210)
        Refunds of deposits                                             306          24
        Increase in intangibles                                      (1,240)       (643)
                                                                   --------    --------
           Net cash used in investing activities                     (8,637)    (18,723)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from life insurance loans                            3,526        --
        Proceeds from employee loan payments                            107          14
        Principal payments under long-term financing agreements     (62,680)     (9,544)
        Proceeds from issuance of long-term financing agreements     48,275      20,696
                                                                   --------    --------
           Net cash (used in)/provided by financing activities      (10,772)     11,166
                                                                   --------    --------
Effect of exchange rate changes on cash                              (5,286)     (4,201)
                                                                   --------    --------
           Net (decrease)/increase in cash and cash equivalents      (2,100)     20,033
Cash and cash equivalents, beginning of period                       32,075      21,486
                                                                   --------    --------
Cash and cash equivalents, end of period                           $ 29,975    $ 41,519
                                                                   ========    ========
Cash paid for interest                                             $ 12,757    $ 12,016
                                                                   ========    ========
Cash paid for income taxes                                         $     37    $    526
                                                                   ========    ========



        The accompanying notes are an integral part of these statements.

                               MTS, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)


                                              UNAUDITED
                                         -------------------
                                           2002       2001
                                         --------    -------
Net Loss                                 $(20,645)   $(6,194)

Other comprehensive income, net of tax

      Foreign currency translation            874      4,234
                                         --------    -------

Comprehensive Loss                       $(19,771)   $(1,960)
                                         --------    -------


        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (Company). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and restructuring and asset impairment charges) necessary to present fairly its consolidated financial position as of January 31, 2002 and the results of its operations and cash flows for the six months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

NOTE 2 - TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded a net transaction loss of $1.3 million and $3.4 million for the six months ended January 31, 2002 and January 31, 2001, respectively. These amounts primarily represent the volatility of currencies in international countries in which the Company does business.

NOTE 3 - INCOME TAXES

The effective income tax rates for the six months ended January 31, 2002 and 2001 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes and decreased due to the creation of a valuation allowance related to the net operating loss and certain deferred tax assets.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

At July 31, 2001 the Company recorded pre-tax restructuring charges of $46.7 million as a result of steps the Company is taking that are intended to improve the Company's operations and improve cash flows. For the six-month period ended January 31, 2002, the Company's pre-tax restructuring charges were an additional $14.7 million.

At July 31, 2001 the Company had recorded a restructuring liability in the amount of $2.2 million. For the six-month period ended January 31, 2002, the restructuring liability was $274,000. The change in the restructuring liability is due to the following:

                                MTS, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                              LEASEHOLD          LEASE        EMPLOYEE
    (IN          INVENTORY   PROFESSIONAL    IMPROVEMENTS     TERMINATION    TERMINATION    OTHER       TOTAL
 THOUSANDS)     WRITE-DOWNS     FEES          WRITE-OFFS         COSTS          COSTS
--------------------------------------------------------------------------------------------------------------
RESTRUCTURING
LIABILITY AT
JULY 31, 2001       $-           $-           $ 1,023           $ 813            $ 225      $ 164      $ 2,225
--------------------------------------------------------------------------------------------------------------
CHANGES IN
RESTRUCTURING
LIABILITY
ESTIMATES:          $-           $-           $(1,023)          $(696)           $(225)     $  (7)     $(1,951)
--------------------------------------------------------------------------------------------------------------
TOTAL
RESTRUCTURING
LIABILITY AT
JANUARY 31,
2002                $-           $-                $-           $ 117            $   -      $ 157      $   274
--------------------------------------------------------------------------------------------------------------


The change in the restructure reserve estimates is primarily due to the closure of the Toronto store in October 2001.

In connection with its Restructuring Plan, management believes that as of January 31, 2002 the Company has substantially completed its restructuring initiatives through phase two of a three-phase program. Phase one included, among other initiatives, the identification and closing of unprofitable operations. The initial plan also contained several initiatives intended to improve cash flow, including reductions in working capital and capital expenditures and reducing overhead expenses. Phase two included further reductions in working capital levels after the holiday season to meet planned levels and the closing of six additional domestic stores, including two outlet stores.

Management expects to substantially complete the final phase of its Restructuring Plan by the end of fiscal year 2002 with the closing of any remaining unprofitable operations. The Company will continue to monitor under performing stores and assets in addition to evaluating its ongoing working capital commitments. Any significant shortfalls in future operational results could require the Company to implement additional restructuring efforts.

NOTE 5 - DEBT

In October 2001, the Company entered into an amendment (Amendment) to the Credit Facility dated as of October 5, 2001, and effective September 30, 2001. Pursuant to the Amendment, the maximum availability under the Credit Facility was reduced by $5 million in October 2001 and $10 million in December 2001, instead of $15 million in October 2001 and $95 million in December 2001. The Amendment also eliminated certain provisions of the Credit Facility, specifically those requiring the Company to (1) provide firm commitments by October 1, 2001 for financing or sale of assets that will reduce the commitments to $100,000,000 by December 31, 2001 and (2) receive proceeds of such financing or sale that actually reduced the commitments to $100,000,000 by December 31, 2001. In addition, the Amendment reduces the EBITDA and leverage ratio amounts that the Company is required to meet. Pursuant to the Amendment, the Company paid a 0.0375% amendment fee to the lenders. The recorded value of the Credit Facility approximates fair value at January 31, 2002 due to the variable nature of rates.

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's future operating performance and ability to service or refinance its senior subordinated notes and the Credit Facility will be subject to the Company's ability to refinance its Credit Facility maturing April 23, 2002, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. As of January 31, 2002, the Company had not yet obtained a commitment to refinance the credit facility but was in negotiations with various financial institutions to refinance its credit facility. Although the Company believes that it will be able to refinance the credit facility, no assurance can be given that the Company will be successful in refinancing the Credit Facility or that any renewal will be on terms that are favorable to the Company. In the event the Company is unable to refinance the Credit Facility, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company's Restructuring Plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risks; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company's Amended and Restated Credit Agreement, as amended; (xi) the ability of the Company to refinance its credit facility prior to the maturity thereof;
(xii) the ability of the Company to continue to service its senior subordinated notes; and (xiii) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Please refer to the Risk Factors section of the Company's Annual Report Form 10-K for further information on other factors, which could affect the financial results of the Company and such forward-looking statements.

OVERVIEW

During the third quarter of the Company's 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-year restructuring plan that was adopted by the Company in February 2001 (the "Restructuring Plan").

The Restructuring Plan contains several initiatives designed to improve the Company's operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company's Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company's Canadian operations, closing under performing domestic record, outlet and frame/gallery stores, and monitoring additional stores for possible future closure. The Restructuring Plan also contains several initiatives intended to improve cash flow, including postponing new store openings and remodeling plans, reducing overhead expenses, reducing working capital and reducing capital expenditures until internally generated cash flow will support further growth.

The Company began implementing the Restructuring Plan shortly after its adoption. Management believes that, as of January 31, 2002, the Company has substantially completed its restructuring initiatives through phase two of the three-phase Restructuring Plan. Phase one included the identification and closing of unprofitable operations both domestically and internationally and the initiatives to improve cash flow. Phase two included further reductions in working capital levels after the holiday season to meet planned levels and the closing of six additional domestic stores, including two outlet stores.

Management expects to substantially complete the final phase of the Restructuring Plan by the end of fiscal 2002 with the closing of its remaining unprofitable operations. Upon completion of the Restructuring Plan, the Company plans to continue to monitor under performing stores and assets in addition to evaluating its ongoing working capital commitments. Any significant shortfalls in future operational results could require the Company to implement additional restructuring efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001.

REVENUES

For the three months ended January 31, 2002, the Company's consolidated net revenues decreased 9.1% to $293.7 million from $323.0 million for the three months ended January 31, 2001, a decrease of $29.3 million (or a decrease of $15.5 million excluding the effects of U.S. dollar foreign exchange fluctuations). The Company's net revenues were comprised of U.S. revenues of $176.0 million and international revenues of $117.7 million for the three months ended January 31, 2002 compared to $192.9 million in the U.S. and $130.1 million internationally for the three months ended January 31, 2001. The overall decrease in total Company revenues for the three months ended January 31, 2002 was driven primarily by the closing of unprofitable stores associated with the Restructuring Plan in fiscal 2001, the negative impact associated with foreign exchange fluctuations and the continued effects of the events of September 11, 2001 through the holiday season. During the three months ended January 31, 2002, the Company opened four stores and closed three stores, bringing its total number of owned and operated retail stores to 173.

GROSS PROFIT

For the three months ended January 31, 2002, gross profit decreased $14.3 million to $80.5 million from $94.8 million for the three months ended January 31, 2001 (or a decrease of $1.4 million excluding the effects of the U.S. dollar foreign exchange fluctuations and the impact of the Restructuring Plan). Management attributes the decline in gross profit, excluding the effect of the inventory write-downs related to the restructuring charge, principally to the decrease in revenues as previously discussed, weaker margins associated with competitive pricing pressures in the United States and international markets and adverse fluctuations in foreign exchange rates. Gross profit as a percentage of net revenues decreased to 27.4% for the three months ended January 31, 2002, compared to 29.4% for the three months ended January 31, 2001 (or an increase of 1.3% to 30.7% excluding the effects of the Restructuring Plan). Management attributes the percentage decrease primarily to liquidation of inventory associated with the Restructuring Plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, excluding the effects of the $1.3 million in professional fees related to the Restructuring Plan and depreciation and amortization, decreased $13.0 million to $71.9 million for the three months ended January 31, 2002 from $84.9 million for the three months ended January 31, 2001. Excluding the effect of professional fees related to the restructuring charge, decreases in personnel, occupancy and other cost savings initiatives resulting from the Restructuring Plan contributed primarily to the reduction in overall operating costs. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the Restructuring Plan and depreciation and amortization decreased to 24.5% for the three months ended January 31, 2002, compared to 26.3% for the three months ended January 31, 2001. Management attributes the percentage decrease primarily to the Company's cost savings initiatives related to the Restructuring Plan which were offset by a decrease in net revenues.

RESTRUCTURING AND IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $11.7 million for the three months ended January 31, 2002, related to the implementation of the Restructuring Plan. Of the $11.7 million in total pre-tax restructuring and asset impairment charges, $9.7 million related to inventory write downs was recorded in cost of sales and $1.3 million related to professional fees was recorded in selling, general and administrative expenses. The remaining $718,000 of total pre-tax restructuring and asset impairment charges were reported separately.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $7.0 million for the three months ended January 31, 2002 compared to $8.2 million for the three months ended January 31, 2001, a decrease of $1.2 million. The decrease was primarily due to the closing of unprofitable stores associated with the Restructuring Plan in fiscal 2001.

LOSS FROM OPERATIONS

The Company's consolidated operating loss for the three months ended January 31, 2002 was $412,000 compared to income from operations of $1.7 million for the three-month period ended January 31, 2001, a decrease of $2.1 million or an increase of $9.6 million excluding the effects of the Restructuring Plan. The decrease was primarily attributable to the inventory write-downs and other costs related to the Restructuring Plan.

INTEREST EXPENSE

Net interest expense increased to $6.7 million for the three months ended January 31, 2002 from $6.3 million for the three months ended January 31, 2001 for an increase of 6.4%. The increase was due primarily to higher borrowing costs under the Company's credit facility.

FOREIGN CURRENCY TRANSLATION LOSS

A non-cash foreign currency translation loss of $550,000 was recognized for the three months ended January 31, 2002, compared to $2.7 million for the three months ended January 31, 2001. The account primarily represents the foreign exchange fluctuations against the U.S. dollar in the foreign countries in which the Company does business.

INCOME TAXES

A pre-tax loss resulted in an income tax expense for the three months ended January 31, 2002 of $800,000 compared to an income tax benefit of $2.2 million for the three months ended January 31, 2001. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates. For the three months ended January 31, 2002 tax benefits decreased due to the creation of a valuation allowance related to net operating losses and certain deferred tax assets.

SIX MONTHS ENDED JANUARY 31, 2002 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2001.

REVENUES

For the six months ended January 31, 2002, the Company's consolidated net revenues decreased 10.0% to $520.4 million from $578.4 million for the six months ended January 31, 2001, a decrease of $58.0 million (or a decrease of $34.8 million excluding the effects of U.S. dollar foreign exchange fluctuations). The Company's net revenues were derived from U.S. revenues of $302.4 million and international revenues of $218.0 million for the six months ended January 31, 2002, compared to $340.9 million in the U.S. and $237.5 million internationally for the six months ended January 31, 2001. The overall decrease in total Company revenues for the six months ended January 31, 2002 was driven primarily by the closing of unprofitable stores associated with the Restructuring Plan in fiscal 2001, the adverse effect of foreign currency fluctuations, a decline in consumer spending attributed to the events of September 11, 2001 and weak new releases from product manufacturers. During the six months ended January 31, 2002, the Company opened five stores and closed five stores, maintaining its total number of owned and operated retail stores at 173.

GROSS PROFIT

For the six months ended January 31, 2002, gross profit decreased $28.2 million to $151.0 million from $179.2 million for the six months ended January 31, 2001 (or a decrease of $10.3 million excluding the effects of the U.S. dollar foreign exchange fluctuations and the impact of the Restructuring Plan). Management attributes the decline in gross profit, excluding the effect of the inventory write-downs related to the restructuring charge, principally to the decrease in revenues. Weaker margins associated with competitive pricing pressures in the United States and international markets and adverse fluctuations in foreign exchange rates also contributed to the decrease in gross profits. Gross profit as a percentage of net revenues decreased to 29.0% for the six months ended January 31, 2002, compared to 31.0% for the six months ended January 31, 2001 (or an increase of 0.2% to 31.2% excluding the effects of the Restructuring
Plan). Management attributes the percentage decrease primarily to liquidation of inventory associated with the Restructuring Plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the six months ended January 31, 2002, selling, general and administrative expenses, decreased $15.4 million to $139.9 million from $155.3 million for the six months ended January 31, 2001 (or a decrease of $18.1 million excluding the effects of $2.7 million in professional fees related to the restructuring charge and depreciation and amortization). Excluding the effect of professional fees related to the restructuring charge, decreases in personnel, occupancy and other cost savings initiatives resulting from the Restructuring Plan contributed primarily to the reduction in overall operating costs. As a percentage of net revenues, selling, general and administrative expenses was 26.4% for the six months ended January 31, 2002, compared to 26.9% for the six months ended January 31, 2001. Management attributes the percentage decrease primarily to the Company's cost savings initiatives offset by a decrease in net revenues.

RESTRUCTURING AND IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $14.7 million for the six months ended January 31, 2002, which were related to the implementation of the Restructuring Plan. Of the $14.7 million in total pre-tax restructuring and asset impairment charges, $11.2 million related to inventory write-downs was recorded in cost of sales and $2.7 million related to professional fees was recorded in selling, general and administrative expenses. The remaining $806,000 of total pre-tax restructuring and asset impairment charges were reported separately.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $14.3 million for the six months ended January 31, 2002, compared to $15.7 million for the six months ended January 31, 2001, a decrease of $1.4 million. The decrease was primarily due to the closing of unprofitable stores associated with the Restructuring Plan in fiscal 2001.

LOSS FROM OPERATIONS

The Company's consolidated operating loss for the six months ended January 31, 2002 was $4.0 million compared to consolidated operating income of $8.3 million for the six months January 31, 2001, a decrease of $12.3 million (or an increase of $2.4 million excluding the effects of the Restructuring Plan). The decrease was primarily attributable to inventory write-downs and other costs associated with the Restructuring Plan.

INTEREST EXPENSE

Net interest expense increased to $13.3 million for the six months ended January 31, 2002 from $11.8 million for the six months ended January 31, 2001, an increase of 12.7%. The increase was due to higher borrowing costs under the Company's credit facility.

FOREIGN CURRENCY TRANSLATION LOSS

A non-cash foreign currency translation loss of $1.3 million was recognized for the six months ended January 31, 2002, compared to $3.4 million for the six months ended January 31, 2001. The account primarily represents the volatility of currencies in countries in which the Company does business.

INCOME TAXES

A pre-tax operating loss resulted in an income tax provision for the six months ended January 31, 2002 of $934,000, compared to an income tax benefit of $1.5 million for the six months ended January 31, 2001. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates. For the six months ended January 31, 2002 tax benefits decreased due to the creation of a valuation allowance related to net operating losses and certain deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to open new stores, to refurbish and expand existing stores, and to continue development of the Company's technological infrastructure.

Net cash provided by operating activities was $22.6 million and $31.8 million for the six months ended January 31, 2002 and 2001, respectively. The net decrease in cash flow from operations for the six months ended January 31, 2002 was primarily due to the increased net loss incurred. For the six months ended January 31,

2002, net decrease in inventory was $7.8 million, excluding a $11.2 million write-down of inventory related to the Restructuring Plan. Net decrease in inventory was $8.2 million for the six months ended January 31, 2001. The decrease in inventory was the result of working capital initiatives associated with the Restructuring Plan.

Net cash used in investing activities for the six months ended January 31, 2002 was focused primarily on store maintenance and capital expenditure requirements, including store relocations, refurbishment and technology investments totaling approximately $5.5 million, with an additional $581,000 used for video rental acquisition. During the six months ended January 31, 2002, the Company opened three stores in the U.S.

Net cash used in financing activities for the six months ended January 31, 2002 was $10.8 million, resulting principally from pay downs of net borrowings under the Company's credit facility. Net borrowings under the Company's credit facility decreased $14.4 million for the six months ended January 31, 2002, excluding the effects of foreign exchange rates. Net cash provided by financing for the six months ended January 31, 2001 was $11.2 million, which resulted primarily from net borrowings under the Company's credit facility.

Total funded debt decreased to $269.4 million as of January 31, 2002 from $315.7 million as of January 31, 2001. Outstanding debt under the Company's credit facility was $150.3 million on January 31, 2002, compared to $193.9 million on January 31, 2001. The decrease in bank debt outstanding was the result of the effects of the Restructuring Plan implemented in fiscal 2001.

Interest payments on the senior subordinated notes and under the credit facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2002 are expected to be approximately $15.0 million, of which approximately $11.9 million will be related to maintenance and required technological and capital improvements.

In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under its credit facility. The credit facility was further amended in October 2001. The credit facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of (Yen)15,596,828,718, which was equivalent to $126.6 million at inception), with a maturity date of April 23, 2002. In accordance with the terms of the credit facility, maximum borrowings under the credit facility declined $30.0 million between July and December 2001. Maximum borrowings under the credit facility are subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. As of January 31, 2002, approximately $193.0 million was available under the credit facility, of which $150.3 million had been drawn. The $150.3 million includes a decrease of $8.1 million due to Japanese yen debt translated back to U.S. dollars at the spot rate on January 31, 2002.

The Company's future operating performance and ability to service its senior subordinated notes and the credit facility will be subject to the Company's ability to refinance its credit facility maturing April 23, 2002, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. As of January 31, 2002, the Company had not yet obtained a commitment to refinance the credit facility but was in negotiations with various financial institutions to refinance its credit facility. Although the Company believes that it will be able to refinance the credit facility, no assurance can be given that the Company will be successful in refinancing the credit facility or that any refinancing will be on terms that are favorable to the Company. In the event the Company is unable to refinance the credit facility or to refinance the credit facility on terms that are favorable to the Company, the Company's business, financial condition and results of operations would be materially and adversely affected.

If the Company is successful in refinancing its credit facility, the Company believes that the cash flow generated from its operations, together with amounts available from other financing alternatives, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently anticipated capital expenditures and other operating expenses for the next twelve months.

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

The Company leases substantially all of its retail stores, warehouses and administrative facilities pursuant to operating leases that expire on dates through 2024 and generally have renewal options of one to twenty years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes. The Company's minimum obligations in fiscal 2002 on non-cancelable operating leases are expected to be $38.6 million. Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for fiscal 2002 is expected to be $77.0 million.

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, the Company has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and the Company's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, sales during the Company's second fiscal quarter (November 1 through January 31) accounted for approximately 30% of annual sales.

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

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company's borrowings under its credit facility are based on variable rates. If the base borrowing rates (primarily a combination of LIBOR and TIBOR) were to increase 1% in fiscal 2002 as compared to the rate at July 31, 2001, the Company's interest expense related to its credit facility for fiscal 2002 would increase approximately $1.5 million based on the outstanding balance of the Company's credit facility at January 31, 2002. A substantial majority of the Company's revenues, expenses and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Japanese yen. The Company uses forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and in connection with certain of its Japanese subsidiary's purchases of product from third parties. Such instruments are short-term instruments entered into in the ordinary course of the Company's business, in order to reduce the impact of exchange rate fluctuation on net income and shareholder's equity. At January 31, 2002, the Company had outstanding forward exchange contracts maturing on dates through April 2002, to buy approximately $1,500,000 in foreign currency (178 million yen at the contract rate). The fair value of the contracts as of January 31, 2002 was 202 million yen.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various claims, legal actions and complaints arising in the ordinary course of its business. The Company was named and served as a co-defendant in three antitrust actions following the May 10, 2000 announcement that the major music distributors (EMI Music Distribution, Bertelsmann Music Group, Inc., Warner-Elektra-Atlantic Corporation, Sony Music Entertainment, Inc., Universal Music and Video Distribution Corp.) had entered into a settlement agreement (consent decree) with the Federal Trade Commission ("FTC") in response to the FTC's investigation into the implementation of minimum advertised pricing ("MAP") programs by the major record companies. The first of these antitrust actions, entitled Arnold Samotny et al vs. BMG Music, et al, was filed on June 2, 2000 in the United States District Court for the Northern District of Illinois Eastern Division. The second action, filed on August 8, 2000, is entitled State of Florida et al vs. BMG et al and is a consumers' antitrust action brought by 45 States Attorneys General in a consolidated action in the United States District Court Southern District of New York. The third case, Allison Lacy et al vs. BMG Music et al was filed September 14, 2000 in the United States District Court for the Eastern District of Tennessee. These three antitrust lawsuits allege that co-defendant music distributors, retailers and the Company were engaged in a conspiracy to fix the prices of CDs, in violation of federal and state antitrust, unfair trade practices, and consumer protection statutes.

The above actions have been consolidated and coordinated for pretrial purposes with venue set in Portland, Maine before Federal Judge D. Brock Hornsby, who has issued discovery orders in the coordinated action, captioned Compact Disc Minimum Advertised Price Antitrust Litigation, MDL Docket No. 1361. An answer was filed on behalf of the Company, in January 2001, and the case is currently in the discovery phase. At this stage in the litigation, it is difficult to assess or predict potential outcome or risk to the Company, as the complaints do set forth specific monetary damages claims. The Company intends to vigorously defend itself against all charges.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MTS, INCORPORATED
                         By:

  Dated: March 18, 2002              /s/ DeVaughn D. Searson
                           Executive Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)