Form 10-Q
period 2002-04-30
MTS INC
filed 2002-06-14
CIK 840302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2002.

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
       (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                       No.)

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

            Class                                                Outstanding at April 30, 2002
  Class B Common Stock, no par value                                    1,000 shares

THE FINANCIAL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2002 HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01(D) OF REGULATION S-X BECAUSE THE COMPANY ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP REVIEW SUCH FINANCIAL STATEMENTS IN RELIANCE ON SECURITIES AND EXCHANGE RELEASE NO. 34-45589. PLEASE SEE ADDITIONAL INFORMATION REGARDING THE COMPANY'S FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 2002 BEGINNING ON PAGE 3 HEREOF.



                                MTS, INCORPORATED
                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----

Part I. Financial Information..................................................................................

   Item 1. Financial Statements................................................................................

         Consolidated Balance Sheets as of April 30, 2002 and 2001 and July 31, 2001............................       3

         Consolidated Statements of Income for the three months ended April 30, 2002 and 2001 and
          the nine months ended April 30, 2002 and 2001........................................................        4

         Consolidated Statements of Cash Flows for the nine months ended April 30, 2002 and 2001...............        5

         Consolidated Statements of Comprehensive Income for the nine months ended April 30, 2002 and 2001.....        6

         Notes to Consolidated Financial Statements............................................................      7-9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............    10-17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................       18

Part II. Other Information ....................................................................................

   Item 1. Legal Proceedings...................................................................................       19

   Item 6. Exhibits and Reports on Form 8-K....................................................................    19-20

Signature......................................................................................................       21

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 2002 WHICH HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01(D) OF REGULATION S-X BECAUSE THE COMPANY ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP REVIEW SUCH FINANCIAL STATEMENTS IN RELIANCE ON SECURITIES AND EXCHANGE RELEASE NO. 34-45589. THE COMPANY INTENDS TO HAVE ITS FINANCIAL STATEMENTS FOR THE QUARTER ENDED APRIL 30, 2002 REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT OTHER THAN ARTHUR ANDERSEN LLP AS SOON AS PRACTICABLE FOLLOWING THE DATE HEREOF AND, IF SUCH REVIEW RESULTS IN A CHANGE TO THE FINANCIAL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE COMPANY WILL FILE AN AMENDMENT TO THIS QUARTERLY REPORT TO FILE SUCH REVISED FINANCIAL STATEMENTS, INCLUDING A DISCUSSION OF ANY MATERIAL CHANGES FROM THE UNREVIEWED FINANCIAL STATEMENTS ORIGINALLY FILED.

                                MTS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 AS OF APRIL 30, 2002 AND 2001 AND JULY 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                  UNAUDITED      UNAUDITED
                                                                   APRIL 30,      APRIL 30,        JULY 31,
                                                                     2002           2001            2001
                                                                 ---------       ---------       ---------
                       Assets
Current Assets:
    Cash and cash equivalents                                    $  31,641       $  36,653       $  32,075
    Receivables, net                                                25,461          33,162          31,805
    Merchandising inventories                                      233,947         275,655         249,128
    Prepaid expenses                                                 9,249           8,561           8,970
    Deferred tax assets                                                 --          14,377              --
                                                                 ---------       ---------       ---------
        Total current assets                                       300,298         368,408         321,978
Fixed assets, net                                                  162,506         185,499         178,021
Deferred tax assets                                                     --          10,456              --
Other assets                                                        20,416          38,975          26,976
                                                                 ---------       ---------       ---------
        Total assets                                             $ 483,220       $ 603,338       $ 526,975
                                                                 =========       =========       =========

                       Liabilities and Shareholder's Equity
 Current Liabilities:
    Current maturities of long-term debt                         $ 182,264       $ 204,611       $ 179,374
    Accounts payable                                               145,366         161,906         163,336
    Reserve for restructuring costs                                     68           3,318           2,225
    Accrued liabilities                                             43,392          40,267          39,399
    Income taxes payable                                                --              91              --
    Deferred revenue, current portion                                3,221           2,593           2,780
                                                                 ---------       ---------       ---------
        Total current liabilities                                  374,311         412,786         387,114
Long-term Liabilities:
    Long-term debt, less current maturities                        116,860         118,466         118,341
    Deferred revenue, less current portion                             122             134             131
                                                                 ---------       ---------       ---------
        Total liabilities                                          491,293         531,386         505,586
                                                                 ---------       ---------       ---------
Shareholder's Equity:

    Common stock:

    Class B, no par value; 10,000,000 shares authorized;
       1,000 shares issued and
       outstanding at April 30, 2002,
       April 30, 2001 and July 31, 2001                                  6               6               6
   Retained earnings                                                 6,580          85,566          35,848

   Accumulated other comprehensive income                          (14,659)        (13,620)        (14,465)
                                                                 ---------       ---------       ---------
        Total shareholder's equity                                  (8,073)         71,952          21,389
                                                                 ---------       ---------       ---------
      Total liabilities and shareholder's equity                 $ 483,220       $ 603,338       $ 526,975
                                                                 =========       =========       =========

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                AND THE NINE MONTHS ENDED APRIL 30, 2002 AND 2001
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          ------------------               -----------------
                                                               APRIL 30,                       APRIL 30,
                                                         2002            2001            2002            2001
                                                      ----------      -----------     -----------     -----------

Net revenue                                           $ 225,217       $ 255,098       $ 745,576       $ 833,474

Cost of sales (a)                                       154,758         184,175         524,125         583,369
                                                      ----------      -----------     -----------     -----------

    Gross Profit                                         70,459          70,923         221,451         250,105

Selling, general and administrative expenses (b)         63,830          70,901         203,714         226,152

Restructuring and asset impairment costs                  1,097          17,789           1,903          17,789

Depreciation and amortization                             7,088           7,353          21,394          23,017
                                                      ----------      -----------     -----------     -----------

    Loss from operations                                 (1,556)        (25,120)         (5,560)        (16,853)

Other expenses:

    Interest Expense                                     (6,806)         (7,553)        (20,121)        (19,374)

    Foreign currency translation benefit (loss)           1,102          (2,123)           (188)         (5,542)

    Other (expenses)/income                              (1,326)            418          (2,428)           (271)
                                                      ----------      -----------     -----------     -----------

    Loss before taxes                                    (8,586)        (34,378)        (28,297)        (42,040)

    Provision/(benefit) for income taxes                     37              --             971          (1,468)
                                                      ----------      -----------     -----------     -----------

    Net loss                                          $  (8,623)      $ (34,378)      $ (29,268)      $ (40,572)
                                                      ==========      ===========     ===========     ===========

Basic and diluted loss per share                      $(8,623.70)     $(34,377.57)    $(29,268.43)    $(40,572.07)
                                                      ==========      ===========     ===========     ===========

     (a)Includes $0 and $4.4 million of inventory write-downs related to the Restructuring Plan for the three months ended April 30, 2002 and 2001, respectively and $11.2 and $4.4 million for the nine months ended April 30, 2002 and 2001, respectively.

     (b)Includes $1.5 and $1.6 million in professional fees related to the Restructuring Plan for the three months ended April 30, 2002 and 2001, respectively and $4.2 and $1.6 million for the nine months ended April 30, 2002 and 2001, respectively.

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)


                                                                               UNAUDITED
                                                                                APRIL 30,
                                                                               ---------
                                                                          2002          2001
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                           $(29,268)      $(40,572)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                                      22,292         25,226
       Restructuring and asset impairment costs                            9,407         21,438
     Provision for losses on accounts receivable                              14             57
     Loss on disposal of depreciable assets                                1,029          3,573
     Exchange (gain)/loss                                                   (303)         7,393
     Other non-cash expense                                                  350            320
     Provision for deferred taxes                                             --          1,554
     Increase/(decrease) in cash resulting from
       changes in:
       Accounts receivable                                                 6,344         (1,705)
       Inventories                                                         4,026         13,369
       Prepaid expenses                                                     (279)         4,167
       Accounts payable                                                  (17,970)        (3,795)
       Accrued liabilities and taxes payable                               3,993            807
       Deferred revenue                                                      432           (376)
                                                                        --------       --------
              Net cash provided by operating activities                       67         31,456
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Acquisition of fixed assets                                        (8,443)       (23,213)
       Acquisition of investments                                         (1,826)        (1,710)
       Increase in deposits                                                 (670)          (262)
       Refunds of deposits                                                   559             38
       Increase in intangibles                                            (1,570)        (2,092)
                                                                        --------       --------
              Net cash used in investing activities                      (11,950)       (27,239)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from life insurance loans                                  3,526             --
       Proceeds from employee loan payments                                  143             93
       Principal payments under long-term financing agreements           (63,792)       (35,803)
       Proceeds from issuance of long-term financing agreements           73,985         60,482
                                                                        --------       --------
              Net cash provided by financing activities                   13,862         24,772
                                                                        --------       --------
Effect of exchange rate changes on cash                                   (2,413)       (13,822)
                                                                        --------       --------
              Net (decrease)/increase in cash and cash equivalents          (434)        15,167
Cash and cash equivalents, beginning of period                            32,075         21,486
                                                                        --------       --------
Cash and cash equivalents, end of period                                $ 31,641       $ 36,653
                                                                        ========       ========
Cash paid for interest                                                  $ 16,965       $ 16,250
                                                                        ========       ========
Cash paid for income taxes                                              $     60       $  2,010
                                                                        ========       ========

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                  UNAUDITED
                                              2002           2001
                                            --------       --------

Net Loss                                    $(29,268)      $(40,572)

Other comprehensive income, net of tax
  Foreign currency translation                  (194)         5,164
                                            --------       --------

Comprehensive Loss                          $(29,462)      $(35,408)
                                            ========       ========

        The accompanying notes are an integral part of these statements.

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (the "Company"). In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and restructuring and asset impairment charges) necessary to present fairly its consolidated financial position as of April 30, 2002 and the results of its operations and cash flows for the nine months then ended. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principals, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

NOTE 2 - TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholder's equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded a net transaction loss of $188,000 and $5.5 million for the nine months ended April 30, 2002 and April 30, 2001, respectively. These amounts primarily represent the volatility of currencies in international countries in which the Company does business.

NOTE 3 - INCOME TAXES

The effective income tax rates for the nine months ended April 30, 2002 and 2001 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes and decreased due to the creation of a valuation allowance related to the net operating loss and certain deferred tax assets.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

At July 31, 2001 the Company recorded pre-tax restructuring charges of $46.7 million as a result of steps the Company is taking that are intended to improve the Company's operations and improve cash flows. For the nine-month period ended April 30, 2002, the Company's pre-tax restructuring charges were an additional $17.3 million.

At July 31, 2001 the Company had recorded a restructuring liability in the amount of $2.2 million. For the nine-month period ended April 30, 2002, the restructuring liability was $68,000. The change in the restructuring liability is due to the following:

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                     INVENTORY                  LEASEHOLD       LEASE       EMPLOYEE
                      WRITE-     PROFESSIONAL  IMPROVEMENTS   TERMINATION  TERMINATION
(IN THOUSANDS)        DOWNS         FEES       WRITE-OFFS       COSTS         COSTS       OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------------
RESTRUCTURING
LIABILITY AT JULY
31, 2001               $   --      $   --      $ 1,023       $   813       $   225       $   164       $ 2,225
-----------------------------------------------------------------------------------------------------------------
RECORDING OF
RESTRUCTURING
ACTIVITY:              $   --      $   --      $(1,023)      $  (812)      $  (225)      $   (97)      $(2,157)
-----------------------------------------------------------------------------------------------------------------
TOTAL
RESTRUCTURING
LIABILITY AT
APRIL 30, 2002         $   --      $   --      $    --       $     1       $    --       $    67       $    68
-----------------------------------------------------------------------------------------------------------------

The change in the restructure reserve estimates is primarily due to the closure of the Toronto store in October 2001.

In connection with its Restructuring Plan, management believes that as of April 30, 2002 the Company has substantially completed its restructuring initiatives through phase two of a three-phase program. Phase one included, among other initiatives, the identification and closing of unprofitable operations. The initial plan also contained several initiatives intended to improve cash flow, including reductions in working capital and capital expenditures and reducing overhead expenses. Phase two included further reductions in working capital levels after the holiday season to meet planned levels and the closing of six additional domestic stores, including two outlet stores.

Management expects to substantially complete the final phase of its Restructuring Plan by the end of fiscal year 2002. The Company will continue to monitor under performing stores and assets in addition to evaluating its ongoing working capital commitments. Any significant shortfalls in future operational results could require the Company to implement additional restructuring efforts.

NOTE 5 - DEBT

In April 2002, the Company completed an amendment of its Credit Facility, extending the maturity of the Credit Facility to June 23, 2002. Also in April 2002, the Company entered into a stock purchase agreement, pursuant to which the Company agreed to sell its Japanese operations to a corporation wholly-owned by Nikko Principal Investments Japan Ltd. for an aggregate purchase price of 16 billion Japanese yen (approximately $124 million at current exchange rates). The stock purchase agreement was amended to change the target closing date for the transaction from May 23, 2002 to June 19, 2002, although the Company anticipates that the closing date will be further extended to coincide with the closing date of the refinancing of the Credit Facility. The amendment to the stock purchase agreement also provides that the agreement will terminate if not closed prior to August 15, 2002. The Company anticipates that net proceeds from the sale of its Japanese operations will be used to pay down a significant portion of the Credit Facility and the balance of the facility will be refinanced. On June 5, 2002, the Company received a commitment letter from CIT Group/Business Credit, Inc. ("CIT") committing to an amount of $125 million, based upon a collateral formula that may fluctuate at close to

                                MTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


refinance a substantial portion of the balance of the Credit Facility following application of the proceeds from the sale of the Company's Japanese operations. The Company is also negotiating supplemental financing to refinance any remaining balance on the Credit Facility. In addition, the Company is in negotiations with the lenders under the Credit Facility to extend the maturity of the Credit Facility beyond June 23, 2002 in order to accommodate the closing schedule for the sale of the Japanese operations and the refinancing.

As extended and restated in April 2001, further amended in October 2001, with the maturity extended to June 23, 2002, the Company's Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of (Yen)15,596,828,718, which was equivalent to $126.6 million at inception). In accordance with the terms of the Credit Facility, maximum borrowings under the Credit Facility declined $30.0 million between July and December 2001. Maximum borrowings under the Credit Facility are subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. As of April 30, 2002, approximately $190.3 million was available under the Credit Facility, of which $180.0 million had been drawn. The $180.0 million includes a decrease of $2.8 million due to Japanese yen debt translated back to U.S. dollars at the spot rate on April 30, 2002.

Upon completion of a long-term refinancing of its Credit Facility, the Company believes that the cash flow generated from its operations, together with amounts available from other financing alternatives, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently anticipated capital expenditures and other operating expenses for the next twelve months. However, the Company's ability to complete a long-term refinancing of its Credit Facility will be subject to the Company's ability to complete the sale of its Japanese operations and the transaction contemplated by the CIT commitment letter. In addition, the Company's ability to service it's senior subordinated notes is subject to the successful completion of a long-term refinancing of the Company's Credit Facility, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. Although the Company believes that it will be able to close the sale of its Japanese operations and refinance the Credit Facility, no assurance can be given that the Company will be successful in selling its Japanese operations and refinancing the Credit Facility or that any refinancing will be on terms that are favorable to the Company. Consummation of the sale of its Japanese operations is subject to conditions, including the purchaser's completion of financing for the acquisition and the Company's satisfactory refinancing of the Credit Facility. In addition, the commitment letter received by the Company from CIT is subject to numerous conditions precedent, including the negotiation and execution of final definitive agreements, completion of the sale of the Japanese operations and obtaining supplemental financing to refinance any remaining balance on the Credit Facility. If the Company is unable to complete the sale of its Japanese operations and a long-term refinancing of its Credit Facility or if the Company is unable to refinance the Credit Facility on terms that are favorable to the Company, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company's products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company's operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company's Restructuring Plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risks; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company's Amended and Restated Credit Agreement, as amended; (xi) the ability of the Company to refinance its Credit Facility prior to the maturity thereof;
(xii) the successful completion of the sale of the Company's Japanese operations; (xiii) the ability of the Company to continue to service its senior subordinated notes; and (xiv) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Please refer to the Risk Factors section of the Company's Annual Report Form 10-K for further information on other factors, which could affect the financial results of the Company and such forward-looking statements.

OVERVIEW

During the third quarter of the Company's 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-phase restructuring plan that was adopted by the Company in February 2001 (the "Restructuring Plan").

The Restructuring Plan contains several initiatives designed to improve the Company's operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company's Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company's Canadian operations, closing under-performing domestic record, outlet and frame/gallery stores, and monitoring performance of additional stores. The Restructuring Plan also contains several initiatives intended to improve cash flow, by reducing overhead expenses, reducing working capital and reducing capital expenditures until internally generated cash flow will support further growth.

The Company began implementing the Restructuring Plan shortly after its adoption. Management believes that, as of April 30, 2002, the Company has substantially completed its restructuring initiatives through phase two of the three-phase Restructuring Plan. Phase one included the identification and closing of unprofitable operations both domestically and internationally and the initiatives to improve cash flow. Phase two included further reductions in working capital levels after the holiday season to meet planned levels and the closing of six additional domestic stores, including two outlet stores.

Management expects to substantially complete the final phase of the Restructuring Plan by the end of fiscal 2002. Upon completion of the Restructuring Plan, the Company plans to continue to monitor under performing stores and assets in addition to evaluating its ongoing working capital commitments. Any significant shortfalls in future operational results could require the Company to implement additional restructuring efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THREE MONTHS ENDED APRIL 30, 2001

REVENUES

For the three months ended April 30, 2002, the Company's consolidated net revenues decreased 11.7% to $225.2 million from $255.1 million for the three months ended April 30, 2001, a decrease of $29.9 million (or a decrease of $21.5 million excluding the effects of U.S. dollar foreign exchange fluctuations). The Company's net revenues were comprised of U.S. revenues of $125.2 million and international revenues of $100.0 million for the three months ended April 30, 2002, compared to $148.7 million in the U.S. and $106.4 million internationally for the three months ended April 30, 2001. The overall decrease in total Company revenues for the three months ended April 30, 2002 was driven primarily by the closing of unprofitable stores associated with the Restructuring Plan, the adverse effect of foreign currency fluctuations, and a decline in consumer demand attributed to the overall downturn in the economy and weak new releases from product manufacturers. During the three months ended April 30, 2002, the Company closed one store, bringing its total number of owned and operated retail stores to 172.

GROSS PROFIT

For the three months ended April 30, 2002, gross profit decreased $464,000 to $70.5 million from $70.9 million for the three months ended April 30, 2001 (or a decrease of $2.2 million excluding the effects of the U.S. dollar foreign exchange fluctuations and the impact of the Restructuring Plan). Management attributes the decline in gross profit, excluding the effect of the inventory write-downs related to the restructuring charge, principally to the decrease in revenues as previously discussed and the adverse effect of foreign currency fluctuations. Gross profit as a percentage of net revenues increased to 31.3% for the three months ended April 30, 2002, compared to 27.8% (or 29.5 % excluding the effects of the Restructuring Plan) for the three months ended April 30, 2001. Management attributes the percentage increase primarily to the culmination of inventory liquidation associated with the Restructuring Plan and stronger margins associated with the Company's Internet Division and certain international markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, (excluding the effects of the $1.5 and $1.6 million in professional fees related to the Restructuring Plan for the three months ending April 30, 2002 and 2001, respectively, and depreciation and amortization,) decreased $7.0 million to $62.3 million for the three months ended April 30,

2002 from $69.3 million for the three months ended April 30, 2001. Excluding the effect of professional fees related to the restructuring charge, decreases in personnel, occupancy and other cost savings initiatives resulting from the Restructuring Plan contributed primarily to the reduction in overall operating costs. As a percentage of net revenues, selling, general and administrative expenses, (excluding the effects of the professional fees related to the Restructuring Plan and depreciation and amortization) increased to 27.7% for the three months ended April 30, 2002, compared to 27.2% for the three months ended April 30, 2001. Management attributes the percentage increase primarily to the decrease in net revenues as previously discussed.

RESTRUCTURING AND IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $2.6 million for the three months ended April 30, 2002, compared to $23.8 million for the three months ended April 30, 2001, a decrease of $21.2 million, related to the implementation of the Restructuring Plan. Of the $2.6 and $23.8 million in total pre-tax restructuring and asset impairment charges for the three months ended April 30, 2002 and 2001, respectively, $0 and $4.4 million for the three months ended April 30, 2002 and 2001, respectively, were related to inventory write-downs and were recorded in cost of sales. $1.5 and $1.6 million for the three months ended April 30, 2002 and 2001, respectively, related to professional fees and were recorded in selling, general and administrative expenses. The remaining $1.1 and $17.8 million for the three months ended April 30, 2002 and 2001, respectively, of total pre-tax restructuring and asset impairment charges were reported separately.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $7.1 million for the three months ended April 30, 2002, compared to $7.4 million for the three months ended April 30, 2001, a decrease of $300,000. The decrease was primarily due to the reduction in fixed assets associated with the Restructuring Plan in fiscal 2001.

LOSS FROM OPERATIONS

The Company's consolidated operating loss for the three months ended April 30, 2002 was $1.6 million compared to a consolidated operating loss of $25.1 million for the three month period ended April 30, 2001, a decrease of $23.5 million (or a decrease of $2.3 million excluding the effects of the Restructuring Plan). The improvement in operations was primarily attributable to decreases in selling, general and administrative expenses and reductions in restructuring and impairment costs, as previously discussed.

INTEREST EXPENSE

Net interest expense decreased to $6.8 million for the three months ended April 30, 2002 from $7.6 million for the three months ended April 30, 2001, for a decrease of 10.5%. The decrease was due primarily to lower borrowing levels and an overall decrease in the borrowing index rates under the Company's Credit Facility.

FOREIGN CURRENCY TRANSLATION BENEFIT

A non-cash foreign currency translation benefit of $1.1 million was recognized for the three months ended April 30, 2002, compared to a non-cash foreign currency translation loss of $2.1 million for the three months ended April 30, 2001. The account primarily represents the foreign exchange fluctuations against the U.S. dollar in the foreign countries in which the Company does business.

INCOME TAXES

A pre-tax loss resulted in an income tax provision for the three months ended April 30, 2002 of $37,000 compared to an income tax provision of $0 for the three months ended April 30, 2001. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates.

NINE MONTHS ENDED APRIL 30, 2002 COMPARED TO NINE MONTHS ENDED APRIL 30, 2001

REVENUES

For the nine months ended April 30, 2002, the Company's consolidated net revenues decreased 10.5% to $745.6 million from $833.5 million for the nine months ended April 30, 2001, a decrease of $87.9 million (or a decrease of $58.7 million excluding the effects of U.S. dollar foreign exchange fluctuations). The Company's net revenues were derived from U.S. revenues of $427.6 million and international revenues of $318.0 million for the nine months ended April 30, 2002, compared to $489.7 million in the U.S. and $343.8 million internationally for the nine months ended April 30, 2001. The overall decrease in total Company revenues for the nine months ended April 30, 2002 was driven primarily by the closing of unprofitable stores associated with the Restructuring Plan, the adverse effect of foreign currency fluctuations, a decline in consumer spending attributed to the events of September 11, 2001, an overall downturn in the economy and weak new releases from product manufacturers. During the nine months ended April 30, 2002, the Company opened five stores and closed six stores, bringing its total number of owned and operated retail stores at 172.

GROSS PROFIT

For the nine months ended April 30, 2002, gross profit decreased $28.6 million to $221.5 million from $250.1 million for the nine months ended April 30, 2001 (or a decrease of $13.2 million excluding the effects of the U.S. dollar foreign exchange fluctuations and the impact of the Restructuring Plan). Management attributes the decline in gross profit, excluding the effect of the inventory write-downs related to the restructuring charge, principally to the decrease in revenues and the adverse effect of foreign currency fluctuations. Gross profit as a percentage of net revenues decreased to 29.7% for the nine months ended April 30, 2002 (or 31.2 % and 30.5% for the nine months ended April 30, 2002 and 2001, respectively, excluding the effects of the Restructuring Plan), compared to 30.0% for the nine months ended April 30, 2001. Management attributes the percentage increase, excluding the effects of the Restructuring Plan, primarily to the culmination of inventory liquidation associated with the Restructuring Plan and improving margins associated with the Company's Internet Division and certain international markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses, (excluding the effects of the $4.2 and $1.6 million in professional fees related to the Restructuring Plan for the nine months ending April 30, 2002 and 2001, respectively, and depreciation and amortization,) decreased $22.5 million to $203.7 million for the nine months ended April 30, 2002 from $226.2 million for the nine months ended April 30, 2001. Excluding the effect of professional fees related to the restructuring Plan, decreases in personnel, occupancy and other cost savings initiatives resulting from the Restructuring Plan contributed primarily to the reduction in overall operating costs. As a percentage of net revenues, selling, general and administrative expenses, (excluding the effects of the professional fees related to the Restructuring Plan and depreciation and amortization) increased to 27.3% for the nine months ended April 30, 2002, compared to 27.1% for the nine months ended April 30, 2001. Management attributes the percentage increase primarily to the decrease in net revenues as previously discussed.

RESTRUCTURING AND IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $17.3 million for the nine months ended April 30, 2002 compared to $23.8 million for the nine months ended April 30, 2001, a decrease of $6.5 million, related to the implementation of the Restructuring Plan. Of the $17.3 and $23.8 million in total pre-tax restructuring and asset impairment charges for the nine months ended April 30, 2002 and 2001, respectively, $11.2 and $4.4 million for the nine months ended April 30, 2002 and 2001, respectively, were related to inventory write-downs and were recorded in cost of sales. $4.2 and $1.6 million for the nine months ended April 30, 2002 and 2001, respectively, related to professional fees and were recorded in selling, general and administrative expenses. The remaining $1.9 and $17.8 million for the nine months ended April 30, 2002 and 2001, respectively, of total pre-tax restructuring and asset impairment charges were reported separately.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $21.4 million for the nine months ended April 30, 2002, compared to $23.0 million for the nine months ended April 30, 2001, a decrease of $1.6 million. The decrease was primarily due to the reduction in fixed assets associated with the Restructuring Plan in fiscal 2001.

LOSS FROM OPERATIONS

The Company's consolidated operating loss for the nine months ended April 30, 2002 was $5.6 million compared to a consolidated operating loss of $16.9 million for the nine months April 30, 2001, a decrease of $11.3 million (or a decrease of $4.7 million excluding the effects of the Restructuring Plan). The improvement in operations was primarily attributable to decreases in selling, general and administrative expenses and reductions in restructuring and impairment costs, as previously discussed.

INTEREST EXPENSE

Net interest expense increased to $20.1 million for the nine months ended April 30, 2002 from $19.4 million for the nine months ended April 30, 2001, an increase of 3.6 %. The increase was due to higher borrowing costs under the Company's amended Credit Facility.

FOREIGN CURRENCY TRANSLATION LOSS

A non-cash foreign currency translation loss of $188,000 was recognized for the nine months ended April 30, 2002, compared to $5.5 million for the nine months ended April 30, 2001. The loss primarily represents the volatility of currencies in countries in which the Company does business.

INCOME TAXES

A pre-tax operating loss resulted in an income tax provision for the nine months ended April 30, 2002 of $971,000 compared to an income tax benefit of $1.5 million for the nine months ended April 30, 2001. Tax provisions and benefits are based upon management's estimate of the Company's annualized effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to open new stores, to refurbish and expand existing stores, and to continue development of the Company's technological infrastructure.

Net cash provided by operating activities was $67,000 and $31.5 million for the nine months ended April 30, 2002 and 2001, respectively. The net decrease in cash flow from operations for the nine months ended April 30, 2002 was primarily due to the decrease in accounts payable and the culmination of other initiatives associated with the Company's Restructuring Plan. For the nine months ended April 30, 2002, net decrease in inventory was $4.0 million, excluding a $11.2 million write-down of inventory related to the Restructuring Plan. Net decrease in inventory was $13.4 million for the nine months ended April 30, 2001. The decrease in inventory was primarily the result of working capital initiatives associated with the Restructuring Plan.

Net cash used in investing activities for the nine months ended April 30, 2002 was focused primarily on store maintenance and capital expenditure requirements, including store relocations, refurbishment and technology investments totaling approximately $7.5 million, with an additional $868,000 used for video rental acquisition. During the nine months ended April 30, 2002, the Company opened five stores in the U.S.

Net cash provided by financing activities for the nine months ended April 30, 2002 was $13.9 million, resulting principally from proceeds from life insurance loans and net borrowings under the Company's Credit Facility. Net borrowings under the Company's Credit Facility were $10.2 million for the nine months ended April 30, 2002, excluding the effects of foreign exchange rates. Net cash provided by financing for the nine months ended April 30, 2001 was $24.8 million, which resulted primarily from net borrowings under the Company's Credit Facility.

Total funded debt decreased to $299.1 million as of April 30, 2002 from $323.1 million as of April 30, 2001. Outstanding debt under the Company's Credit Facility was $180.0 million on April 30, 2002, compared to $202.3 million on April 30, 2001. The decrease in bank debt outstanding was the result of the effects of the Restructuring Plan implemented in fiscal 2001.

Interest payments on the senior subordinated notes and under the Credit Facility will continue to impose significant liquidity demands upon the Company. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2002 are expected to be approximately $11.5 million, of which approximately $10.2 million will be related to maintenance and required technological and capital improvements.

In April 2002, the Company completed an amendment of its Credit Facility, extending the maturity of the Credit Facility to June 23, 2002. Also in April 2002, the Company entered into a stock purchase agreement, pursuant to which the Company agreed to sell its Japanese operations to a corporation wholly-owned by Nikko Principal Investments Japan Ltd. for an aggregate purchase price of 16 billion Japanese yen (approximately $124 million at current exchange rates). The stock purchase agreement was amended to change the target closing date for the transaction from May 23, 2002 to June 19, 2002, although the Company anticipates that the closing date will be further extended to coincide with the closing date of the refinancing of the Credit Facility. The amendment to the stock purchase agreement also provides that the agreement will terminate if not closed prior to August 15, 2002. The Company anticipates that net proceeds from the sale of its Japanese operations will be used to pay down a significant portion of the Credit Facility and the balance of the facility will be refinanced. On June 5, 2002, the Company received a commitment letter from CIT Group/Business Credit, Inc. ("CIT") committing to an amount of $125 million, based upon a collateral formula that may fluctuate at close to refinance a substantial portion of the balance of the Credit Facility following application of the proceeds from the sale of the Company's Japanese operations. The Company is also negotiating supplemental financing to refinance any remaining balance on the Credit Facility. In addition, the Company is in negotiations with the lenders under the Credit Facility to extend the maturity of the Credit Facility beyond June 23, 2002 in order to accommodate the closing schedule for the sale of the Japanese operations and the refinancing.

As extended and restated in April 2001, further amended in October 2001, with the maturity extended to June 23, 2002, the Company's Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese yen of (Yen)15,596,828,718, which was equivalent to $126.6 million at inception). In accordance with the terms of the Credit Facility, maximum borrowings under the Credit Facility declined $30.0 million between July and December 2001. Maximum borrowings under the Credit Facility are subject to a borrowing base formula, maximum leverage ratio tests and maintaining a minimum rolling quarterly EBITDA. As of April 30, 2002, approximately $190.3 million was available under the Credit Facility, of which $180.0 million had been drawn. The $180.0 million includes a decrease of $2.8 million due to Japanese yen debt translated back to U.S. dollars at the spot rate on April 30, 2002.

Upon completion of a long-term refinancing of its Credit Facility, the Company believes that the cash flow generated from its operations, together with amounts available from other financing alternatives, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently anticipated capital expenditures and other operating expenses for the next twelve months. However, The Company's ability to complete a long-term refinancing of its Credit Facility will be subject to the Company's ability to complete the sale of its Japanese operations and the transaction contemplated by the CIT commitment letter. In addition, the Company's ability to service it senior subordinated notes is subject to the successful completion of a long-term refinancing of the Company's Credit Facility, future economic conditions and financial, business and other factors, many of which are beyond the Company's control. Although the Company believes that it will be able to close the sale of its Japanese operations and refinance the Credit Facility, no assurance can be given that the Company will be successful in selling its Japanese operations and refinancing the Credit Facility or that any refinancing will be on terms that are favorable to the Company. Consummation of the sale of its Japanese operations is subject to conditions, including the purchaser's completion of financing for the acquisition and the Company's satisfactory refinancing of the Credit Facility. In addition, the commitment letter received by the Company from CIT is subject to numerous conditions precedent, including the negotiation and execution of final definitive agreements, completion of the sale of the Japanese operations and the successful refinancing of any remaining balance on the Credit Facility. If the Company is unable to complete the sale of its Japanese operations and a long-term refinancing of its Credit Facility or if the Company is unable to refinance the Credit Facility on terms that are favorable to the Company, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

The Company leases substantially all of its retail stores, warehouses and administrative facilities pursuant to operating leases that expire on dates through 2024 and generally have renewal options of one to 20 years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes. The Company's minimum obligations in fiscal 2002 on non-cancelable operating leases are expected to be $39.7 million. Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for fiscal 2002 is expected to be $76.0 million.

SEASONALITY

Retail music sales in the United States are typically higher during the fourth calendar quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the fourth calendar quarter to achieve annual sales and profitability results. The Company's deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, the Company has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and the Company's international presence has historically further reduced this reliance on the U.S. holiday shopping season. Nevertheless, sales during the Company's second fiscal quarter (November 1 through January 31) accounted for approximately 30% of annual sales.

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

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company's borrowings under its Credit Facility are based on variable rates. If the base borrowing rates (primarily a combination of LIBOR and TIBOR) were to increase 1% in fiscal 2002 as compared to the rate at July 31, 2001, the Company's interest expense related to its Credit Facility for fiscal 2002 would increase approximately $1.8 million based on the outstanding balance of the Company's Credit Facility at April 30, 2002. A substantial majority of the Company's revenues, expenses and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Japanese yen. The Company uses forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and in connection with certain of its Japanese subsidiary's purchases of product from third parties. Such instruments are short-term instruments entered into in the ordinary course of the Company's business, in order to reduce the impact of exchange rate fluctuation on net income and shareholder's equity. At April 30, 2002, the Company had no outstanding forward exchange contracts.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
                         -

The Company is party to various claims, legal actions and complaints arising in the ordinary course of its business. The Company was named and served as a co-defendant in six antitrust actions following the May 10, 2000 announcement that the major music distributors (EMI Music Distribution, Bertelsmann Music Group, Inc., Warner-Elektra-Atlantic Corporation, Sony Music Entertainment, Inc., Universal Music and Video Distribution Corp.) had entered into a settlement agreement (consent decree) with the Federal Trade Commission ("FTC") in response to the FTC's investigation into the implementation of minimum advertised pricing ("MAP") programs by the major record companies. The first of these antitrust actions, entitled Arnold Samotny et al vs. BMG Music, et al, was filed on June 2, 2000 in the United States District Court for the Northern District of Illinois Eastern Division. The second action, filed on August 8, 2000, is entitled State of Florida et al vs. BMG et al and is a consumers' antitrust action brought by 45 States Attorneys General in a consolidated action in the United States District Court Southern District of New York. The third case, Allison Lacy et al vs. BMG Music et al was filed September 14, 2000 in the United States District Court for the Eastern District of Tennessee. These six antitrust lawsuits allege that co-defendant music distributors, retailers and the Company were engaged in a conspiracy to fix the prices of CDs, in violation of federal and state antitrust, unfair trade practices, and consumer protection statutes.

The above actions were consolidated and coordinated for pretrial purposes with venue set in Portland, Maine before Federal Judge D. Brock Hornsby, who has issued discovery orders in the coordinated action, captioned Compact Disc Minimum Advertised Price Antitrust Litigation, MDL Docket No. 1361. An answer was filed on behalf of the Company, in April 2001. The Company attended a settlement conference on April 30, 2002 and reached a settlement with all plaintiffs, for an amount that will not have a material financial impact on the Company. The settlement agreement is being finalized, and thereafter, the case against the Company will be dismissed.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit

                   Exhibit
                    Number                   Description of Document
                    ------                   -----------------------

                     10.9                    Letter Amendment dated May 21, 2002
                                             to Stock Purchase Agreement, dated
                                             as of April 11, 2002, by and
                                             between the Registrant and Valtuna
                                             Holding B.V.

                     10.10                   Third Amendment and waiver, dated as
                                             of April 30, 2002, to the Amended
                                             and Restated Credit Agreement,
                                             dated as of April 27, 2001 and
                                             amended as of October 5, 2001 and
                                             April 1, 2002, by and among the
                                             registrant, TRKK, the Lenders party
                                             thereto and JPMorgan Chase Bank as
                                             Administrative Agent.

         (b)  Report on Form 8-K

         On April 22, 2002, the Company filed a report on Form 8-K relating to an announcement of the Company's execution of a stock purchase agreement providing for the sale of its Japanese operations and the Company's execution of an amendment to its credit facility extending the maturity date thereof, as presented in a press release dated April 11, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MTS, INCORPORATED
                                       By:

Dated: June 14, 2002                      /s/ DeVaughn D. Searson
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 Exhibit Index


                   Exhibit
                    Number                   Description of Document
                    ------                   -----------------------

                     10.9                    Letter Amendment dated May 21, 2002
                                             to Stock Purchase Agreement, dated
                                             as of April 11, 2002, by and
                                             between the Registrant and Valtuna
                                             Holding B.V.

                     10.10                   Third Amendment and waiver, dated as
                                             of April 30, 2002, to the Amended
                                             and Restated Credit Agreement,
                                             dated as of April 27, 2001 and
                                             amended as of October 5, 2001 and
                                             April 1, 2002, by and among the
                                             registrant, TRKK, the Lenders party
                                             thereto and JPMorgan Chase Bank as
                                             Administrative Agent.