Form 10-K
period 2002-07-31
MTS INC
filed 2002-11-07
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(916) 373-2502

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 91 days. YES ☑ NO ☐

As of July 31, 2002, 1,000 shares of the Registrant’s Class B Common Stock were issued and outstanding.

None of such shares were held by non-affiliates of the Registrant.

MTS, INCORPORATED
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2002

PART I

Except as otherwise specifically indicated, all references in this Form 10-K to the “Company” or “Tower” refer to MTS, Incorporated, a California corporation, and its consolidated subsidiaries.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Readers are encouraged to review all of the Company’s filings with the Securities and Exchange Commission (“SEC”) that describe additional important factors, including risk factors, that could cause actual results to differ materially from those contemplated by the statements made herein. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things: (i) consumer demand for the Company’s products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions, and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company’s operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company’s Restructuring Plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risk; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company’s Amended and Restated Term Loan Agreement with JPMorgan Chase and other lenders, and by the Company’s Loan and Security Agreement with The CIT Group/Business Credit Inc., and other lenders; (xi) the ability of the Company to continue to service its senior subordinated notes; and (xii) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. For further information on other factors, which could affect the financial results of the Company and such forward-looking statements, see “Risk Factors.”

ITEM 1. BUSINESS

GENERAL

Founded in 1960, the Company is one of the largest specialty retailers of recorded music headquartered in the United States in terms of revenues and is one of the largest and most widely recognized music retailers in the world. As of July 31, 2002, the Company operated a total of 171 stores worldwide, consisting of 103 U.S. stores in 21 states and 68 international stores in five countries. Subsequent to year-end, following the sale of its Japan operations on October 11, 2002, the Company currently operates a total of 119 stores worldwide, including 16 international stores in four countries.

The Company offers a diversified line of music and video products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, video games, personal electronics and accessories.

Tower attracts and retains customers who buy music on a year-round basis by providing an extensive product selection in an interactive, entertaining environment. Tower stores feature extended store hours, in-store listening stations and knowledgeable and motivated sales personnel. The Company believes these factors make Tower stores a preferred shopping destination. Tower offers one of the broadest selections of recorded music, including recent releases, older catalog releases and other various music formats primarily in stand-alone shopping locations in densely populated urban and suburban areas.

Most of the Company’s domestic stores exceed 10,000 square feet and carry at least 50,000 music titles. Flagship stores, which are located in major metropolitan areas, such as, Chicago, Honolulu, London, Los Angeles, New Orleans, New York, Philadelphia, San Francisco, Seattle and Washington, D.C., typically exceed 20,000 square feet and carry between 80,000 and 120,000 music titles.

Due to the Company’s high per store sales volume and long-standing relationships with vendors and music manufacturers, the Company receives substantial marketing support, competitive purchasing terms, short lead times on inventory fulfillment, product return rights and drop shipments of orders directly to its stores. Tower monitors the quantity and mix of inventory in each of its stores through a central inventory management system. Additionally, corporate management gives Tower’s store managers some discretion in managing the level and mix of the inventory in their stores in order to most effectively market to each store’s demographic customer base.

For the 2002 fiscal year, the Company derived approximately 44% of its total net revenues from international sales. Substantially all of the Company’s net revenue from international sales will be lost in fiscal 2003 due to the sale of the Japanese operations and the restructuring efforts in the United Kingdom and Ireland. As of July 31, 2002, Tower operated 52 stores in Japan; eight in England; five in Mexico, two in Ireland, and one in Singapore. The Company sold its Japan operations on October 11, 2002. As a result of restructuring efforts and the sale of the Japanese operations, the Company has 16 international stores, of which ten are planned for closure or franchising due to the restructuring efforts of the United Kingdom and Ireland. In addition, the Company has entered into franchise agreements with local operators in Colombia, Ecuador, Israel, Malaysia, Philippines, Argentina, Hong Kong, Taiwan and the United Arab Emirates. As of July 31, 2002, there were a total of 58 stores that operate under franchise agreements.

During the third quarter of the Company’s 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-phase restructuring plan that was adopted by the Company in February 2001 (the “Restructuring Plan”).

The Restructuring Plan contains several initiatives designed to improve the Company’s operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company’s Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company’s Canadian operations, closing under-performing domestic record, outlet and frame/gallery stores, and monitoring the performance of additional stores. The Restructuring Plan also contains several initiatives intended to improve cash flow by reducing overhead expenses, reducing working capital and reducing capital expenditures until internally generated cash flow will support further growth.

The Company began implementing the Restructuring Plan shortly after its adoption. Management believes that, as of July 31, 2002, the Company has substantially completed its restructuring initiatives through phase two of the three-phase Restructuring Plan. Phase one included the identification and closing of unprofitable operations both domestically and internationally and the initiatives to improve cash flow. Phase two included further reductions in working capital levels after the holiday season to meet planned levels and the closing of six additional domestic stores, including two outlet stores. Phase three will include the closure and possible franchising of the United Kingdom and Ireland operations. As a result, the Company has established and recorded a restructuring accrual for the United Kingdom and Ireland operations in the current period.

Management expects to substantially complete the final phase of the Restructuring Plan by mid fiscal 2003. Upon completion of the Restructuring Plan and in conjunction with the hiring of a retail operations turn-around specialist, the Company plans to implement a new business plan targeted at improving operations, continue to monitor under performing stores and assets in addition to evaluating its ongoing working capital commitments. Any significant shortfalls in future operational results could require the Company to implement additional restructuring efforts and continue to record charges to operations for restructuring costs, asset impairments and inventory reserves into future periods.

OPERATIONS

As of July 31, 2002, Tower operated a total of 171 stores worldwide, consisting of 103 U.S. retail stores in 21 states and 68 international stores in five countries. The Company’s operating structure consists of (i) its U.S. stores, Internet division and wholesaling operations, (ii) its Asian stores, Internet division and wholesaling operations, and (iii) its U.K. and Ireland stores and Internet division. As of July 31, 2002, the Company’s operations were directed by an Executive Committee comprised of nine committee members. Subsequent to year-end, following the sale of its Japan operations on October 11, 2002, the Company will operate a total of 119 stores worldwide, including 16 international stores in four countries.

UNITED STATES. As of July 31, 2002, the Company’s U.S. operations consisted of 103 retail stores. In the U.S., Tower has organized its operations into four territories, each headed by a territory manager who has responsibility for sales and merchandising, day-to-day operations and administration. Tower’s corporate headquarters provides central support to each territory, including systems, distribution, accounting and national marketing programs. The corporate headquarters also gives final approval for all new store sites and store design and oversees quality standards and other critical elements of the Tower concept.

ASIA. As of July 31, 2002, Tower’s Asian operations consisted of 52 stores in Japan and one in Singapore. As part of the Restructuring Plan implemented by the Company in February 2001, the Hong Kong and Taiwan operations were converted to franchises during 2001. All Japanese store managers report to the Director of Asian Operations located in Japan. The Singapore store is managed from the Company’s corporate headquarters. Product is purchased through a variety of sources worldwide. Following the sale of its Japanese operations on October 11, 2002, the Company plans to franchise its remaining store in Singapore.

UNITED KINGDOM AND IRELAND. As of July 31, 2002, the Company operated eight stores in England and two in Ireland. All store managers in the United Kingdom and Ireland report to the Director of European Operations located in London. Product is purchased through a variety of sources worldwide. The Company expects to close or franchise its operations in the United Kingdom and Ireland during fiscal 2003. As a result, the Company has established and recorded a restructuring accrual for the United Kingdom and Ireland operations in the current period. Subsequent to year-end, the Company has closed four of the eight stores in the United Kingdom.

JOINT VENTURES AND FRANCHISES

The Company has a joint venture operation in Mexico, which operates five stores. This arrangement enables Tower to enter into the Mexican market and obtain an improved understanding of local product demand and operating procedures while benefiting from a sharing of capital commitments. Under the joint venture arrangement, local investors manage store operations, utilizing input from the Company.

The Company has entered into franchise agreements to operate stores in Colombia, Ecuador, Israel, Malaysia, Philippines, Argentina, Hong Kong, Taiwan and the United Arab Emirates. Additional franchised stores are planned for other countries. The Company has focused its franchising operations in developing markets to leverage its brand with minimal capital requirements. Franchised stores are managed by the local operator with input from the Company on store format and merchandising. The Company benefits from franchise agreements through the distribution of products as well as through royalty income and trademark licensing fees. The Company anticipates that future expansion to other international markets will be through franchising agreements or joint ventures.

TOWERRECORDS.COM

Through its wholly-owned subsidiary, Tower Direct LLC, the Company operates an Internet company under the name, “TowerRecords.com.” TowerRecords.com operates as an online retailer of music and complementary entertainment products and information. TowerRecords.com has garnered high rankings and reviews from Internet and industry experts in surveys of the Internet’s best websites. The Company plans to continue to leverage its brand name through its Internet capabilities to customers in Tower stores as well as Internet users in non-Tower locations. The Tower website offers customers thousands of titles of music and video items in stock and ready for immediate shipping from the Company’s state-of-the-art fulfillment and distribution center, which is owned and operated by the Company’s wholly-owned subsidiary, Three A’s Holdings, LLC, doing business as Bayside Entertainment Distribution. Tower also continues to focus on its core business of traditional brick-and-mortar retail operations. The Company markets its Internet site through the same advertising and marketing channels used for its retail stores and also through strategic alliances with well-known Internet companies, such as AOL Time Warner Inc. and Yahoo! Inc.

STORE FORMAT AND LOCATIONS

Tower has differentiated itself from competing music retailers with its strategic store locations, which generally feature a large, centrally located store in a densely populated urban area complemented by nearby urban and suburban stand-alone stores. Tower’s flagship stores in major markets typically exceed 20,000 square feet, with the majority of all stores exceeding 10,000 square feet. Newer domestic stores range from 15,000 to 30,000 square feet, depending on the market and location. The Company believes that its larger, stand-alone locations provide it with various operating efficiencies, including lower rent expense than comparable mall-based retailers. The Company’s large base of high-volume, stand-alone stores enables it to receive drop-shipments of product directly to store locations (thereby reducing the costs associated with warehousing and distribution). The Company believes that the selection of locations for its stores is critical to the success of its operations. The site-selection process consists of an in-depth analysis of regional demographics, consumer purchasing habits and traffic within a specific area. Senior management is actively involved in this process and grants all final site approval. During the fiscal year ended July 31, 2002, the Company opened two and relocated two stores in the United States, opened three stores internationally and closed nine stores. In addition, the Company’s sale of its Japanese operations on October 11, 2002, represented the sale of 52 international stores.

PRODUCTS

The Company offers a diverse line of products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, video games, personal electronics and accessories.

RECORDED MUSIC. The Company’s primary source of revenue is the sale of recorded music on compact discs and audio cassettes. For fiscal years 2002 and 2001, recorded music sales accounted for approximately 83.5% and 86.3%, respectively, of Tower’s worldwide net revenues. The Company’s stores carry a wide selection of compact discs and audio cassettes purchased from all major and most independent recording companies, which, except for new releases and special promotions, are arranged in the stores by genre and alphabetically by artist or group. Tower differentiates itself from its competitors through the breadth and depth of its product selection. Tower’s strategy is to offer the broadest selection of recorded music for its customers, including recent BILLBOARD Top 50 releases as well as a comprehensive variety of older releases and diverse music formats. Most of the Company’s stores carry at least 50,000 music titles, while flagship stores located in major markets, such as, Chicago, Honolulu, London, Los Angeles, New Orleans, New York, Philadelphia, San Francisco, Seattle and Washington, D.C., usually carry between 80,000 and 120,000 music titles.

VIDEO PRODUCTS. In addition to recorded music, the majority of Tower stores sell videocassettes, and DVD products. For fiscal years 2002 and 2001, video sales accounted for approximately 11.0% and 9.8%, respectively, of Tower’s worldwide net revenues. Selected stores also offer video rentals. DVD offers the consumer laser technology in a smaller disc format with superior picture quality and audio fidelity. The Company believes that it is well positioned to capitalize on the growing DVD market. DVD sales increased by 24% from fiscal 2001 to fiscal 2002.

COMPLEMENTARY PRODUCTS. To complement music buyers’ interests, Tower stores also sell books, magazines, blank tapes, video games, personal electronics and accessories. As of July 31, 2002, the Company operated three stand-alone bookstores. For fiscal years 2002 and 2001, sales of complementary products accounted for approximately 5.5% and 3.9%, respectively, of Tower’s worldwide net revenues.

MARKETING, ADVERTISING AND PROMOTION

Tower has long been recognized throughout the world for its unique brand of retailing and seeks to maximize its use of marketing, advertising and promotional activity by leveraging enhancement of its brand. The Company’s fully integrated marketing plan focuses on delivering to the customer a comprehensive service of discovery, education and experience throughout all aspects of the marketing mix.

In catering to a wide range of customers with diverse tastes, the Company maintains a commitment to providing an extensive selection of packaged entertainment, including a breadth of selection spanning all musical genres, merchandised in stores that celebrate the unique interests and needs of the communities in which they are located. Tower believes its dedication to showcasing a multitude of recording artists, from emerging to super-star to local favorites, with in-store appearances and live performances, as well as author signings, sponsorships of local festivals, events and promotional tie-ins advantageously differentiates it from its competitors.

The Company believes that differentiated customer service is an important factor in overall customer satisfaction, brand loyalty and long term repeat purchases. Tower maintains a commitment to providing its customers with superior service throughout all aspects of its integrated marketing approach, including advance release notification in Tower’s in-house produced publication PULSE! and direct mail segmentation campaigns, sales promotions, in-store customer education and discovery focus, utilizing point-of-purchase print collateral and employing expert staff and product specialists to create an informative, interesting and exciting shopping environment.

As one of the nation’s largest independent entertainment software retailers, with over 40 years in the retail community, Tower has developed solid relationships with its suppliers. As a result, the Company receives substantial marketing support funds from both its major and independent vendors through co-op advertising, and continues to achieve economies of scale in its advertising and distribution. The Company believes that this level of support is rooted in its vendors’ recognition of the unique contribution it makes to the music industry.

Marketing support inflows offset a significant portion of the Company’s advertising, marketing and promotional expenses and enables Tower to leverage brand equity with its customers across assorted media. The Company utilizes newspaper, magazine, direct mail and broadcast advertising, tailoring local and national advertising campaigns to create specific demand for products, while reinforcing brand messaging and recognition.

Additionally, Tower leverages brand exposure and extension via third party partnerships with nationally known entities, including media partners, VH-1, Bravo and Rolling Stone, and partners such as Student Advantage. The Company believes that leveraging partnerships forms a core component to the Company’s competitive advantage and as a result enables it to gain market share from its competitors in certain markets.

The Company also markets packaged entertainment through its subsidiary Tower Direct, LLC, which maintains a website at http://www.towerrecords.com. The Internet site is marketed through strategic alliances with well-known Internet companies, such as AOL and Yahoo!, and also through other advertising vehicles including new release pre-order email campaigns designed to target early adopters, and email consumer segmentation campaigns.

SUPPLIERS

RECORDED MUSIC. The majority of Tower’s music purchases come from five major suppliers with which Tower has developed long-standing relationships. As a result of these relationships and Tower’s high sales volume, the Company receives substantial marketing support allowances, competitive purchasing terms, short lead times on inventory fulfillment, competitive pricing programs and drop shipments of orders directly to its stores. In addition, the Company purchases product from numerous independent distributors and labels. Unsold music product may be returned to domestic manufacturers at any time that the title remains in the current music catalog of a manufacturer; however, restocking fees are generally assessed for returned product. Product deletions are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. None of the Company’s major domestic suppliers limits returns of inventory.

COMPLEMENTARY PRODUCTS. Book and magazine purchases require coordination with a greater number of vendors than music purchases. Returned books and magazines are not subject to restocking charges. Pre-recorded video cassettes, DVD products, personal electronics and video games are purchased from a limited number of vendors for shipment through the Company’s U.S. distribution operations, or are drop-shipped directly to stores. For the most part, unsold video products and video games may be returned to distributors for full refunds. Personal electronics are generally not returnable for a full refund.

PURCHASING, INVENTORY MANAGEMENT AND DISTRIBUTION

Unlike most of its competitors, Tower’s purchasing is partly decentralized. Tower store managers are given discretion to manage the levels and mix of merchandise in their stores, subject to certain limitations established by the Company’s national headquarters. Managers work closely with territory and national product managers to customize product inventory in their stores to the demographics and buying patterns of their local markets.

The Company’s ISP (In Store Processing) system, using the IBM AS/400 computer system, enables management to monitor the levels and mix of its inventory in each of its stores. The ISP system provides store managers instantaneous on-line information regarding quantities on hand, turns at the store level and on a combined basis, historical movement reports by SKU, pricing and cost data and customer service information. The ISP system also identifies slow-moving, deleted and overstocked titles to prompt the return of this inventory for refund. The system provides suggested replenishment information to store buyers. By utilizing the ISP system, store managers are able to pre-set and manage timely reorder points. This system enables the store managers to carry appropriate levels of deep-catalog product and to maintain sufficient inventory levels for fast-moving product.

The Company uses its U.S. distribution operation to distribute products when it is more efficient than drop shipping to Tower stores. The Company also wholesales products; particularly independent label recorded music, to other retailers in both the U.S. and international markets.

The Company also sells recorded music both via mail order and over the Internet. The Company maintains a website at http://www.towerrecords.com and an online store on AOL at keyword “TOWER.” Mail order and Internet sales are fulfilled through the Company’s U.S. distribution facility allowing, in many cases, overnight delivery to customers.

COMPETITION

The retail music and video industry is highly competitive. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, record clubs, e-commerce retailers, mail order, and independent operators. In addition, a uniform format has been developed that will enable music companies to sell their products via direct Internet download. The Company believes that sales via the Internet will continue to be a more significant part of an integrated operating strategy and accordingly has determined to emphasize order fulfillment for, and co-market with, its Internet subsidiary. In addition, consolidation continues to occur in the home entertainment industry. In January 2001, Musicland was acquired by Best Buy Co., Inc., both competitors of the Company. Also, recently, Time Warner was acquired by AOL, and Vivendi Universal acquired Seagram Co. Ltd., which included the Universal Music Group, a major supplier to the Company. Bertelsmann AG, also a major supplier to the Company, acquired an interest in Napster. In addition, KAZAA BV, a company utilizing a model similar to Napster’s, has been facilitating music downloads via the Internet, and the major suppliers of recorded music to the Company are exploring and, in some cases, have implemented direct, fee-based sales to the consumer via the Internet.

The Company believes the principal competitive factors in the retail music industry are brand name recognition, merchandising, selection, pricing, inventory management, marketing, store location, management expertise and customer service. The Company believes that it competes favorably with respect to each of these factors.

MAJOR INTERNATIONAL CHAINS. In certain of its major, metropolitan markets, the Company competes directly with HMV Group plc and Virgin. Both are large international music retailers-that, like the Company, emphasize a broad selection of titles. Management believes that in the markets, in which Tower competes, Tower carries a deeper catalog selection than its competitors, including HMV and Virgin.

MALL-BASED MUSIC RETAILERS. The Company also competes with various mall-based music retailers such as Musicland, Trans World Entertainment Corporation, and Wherehouse Entertainment, Inc.

DISCOUNTERS AND CONSUMER ELECTRONICS STORES. Specialty music retailers have experienced increasing competition from large discounters and consumer electronics stores such as Wal-Mart, Kmart, Target, Circuit City, Best Buy, Barnes and Noble and Borders. Many of these large discounters and consumer electronics stores typically feature BILLBOARD Top 50 recordings with minimal or no gross margin with the intent of generating additional store traffic and cross-selling other, higher margin products, such as consumer electronics.

MAIL ORDER CLUBS. The Company also competes with mail order clubs such as BMG Music and Columbia House. The largest mail order clubs are affiliated with major manufacturers of pre-recorded music and video and may have advantageous sourcing and marketing relationships with their affiliates.

INTERNET AND OTHER. The Internet has become an established avenue for retailing and the purchase of music and video and continues to grow in popularity with entertainment software consumers. The Company’s e-commerce competitors include Amazon.com, Cdnow.com, BarnesandNoble.com, mp3.com and others, most of which have one or more marketing alliances. The Company expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. The further development of Internet and cable technologies, coupled with high quality digital recording technologies, enable direct downloading of recorded music by consumers via the Internet, which could result in significant changes in existing distribution channels for pre-recorded music. Such a development could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Risk Factors-Increased Competition From Existing Retailers and Competing Home Entertainment Options May Adversely Affect the Company’s Results.”

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers, and more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability. Tower’s deep-catalog approach to pre-recorded music appeals to customers who purchase music on a year-round basis. Consequently, Tower has historically had reduced seasonal reliance. In addition, international markets exhibit less fourth quarter seasonality than U.S. markets and Tower’s international presence has historically further reduced the Company’s reliance on the U.S. holiday shopping season. Nevertheless, in each of fiscal 2002 and 2001, the second quarter (November 1 through January 31) accounted for approximately 30% of annual sales. See Note 15 to Consolidated Financial Statements.

TRADEMARKS

Tower regards its trademarks and service marks as having significant worldwide value and as being important to its marketing efforts and brand name recognition. Tower has registered its TOWER RECORDS-VIDEO-BOOKS trademark and variations thereof, along with numerous other trademarks, with the United States Patent and Trademark Office on the Principal Register. The Company also has registered its TOWER trademark, or variations thereof, in numerous foreign countries. The Company’s policy is to pursue the registration of its trademarks whenever possible and to vigorously oppose any infringement of its trademarks and trade names.

EMPLOYEES

As of July 31, 2002, the Company employed approximately 4,828 persons, of whom approximately 730 were employed on a part-time basis. Subsequent to year-end, following the sale of its Japan operations on October 11, 2002, the company employed 3,171 persons, of whom approximately 717 were employed on a part-time basis. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

The Company’s Substantial Indebtedness May Restrict the Conduct of the Company’s Business

The Company is substantially leveraged. The Company’s aggregate outstanding indebtedness was $312.2 million and the Company’s shareholders’ deficit was $(40.8) million at July 31, 2002. The Company also has substantial rental obligations. The Company’s substantial degree of leverage could have the following effects: (i) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes in the future could be reduced, (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, which reduces the funds available to the Company for other purposes, (iii) certain of the Company’s borrowings are at variable rates of interest, which exposes the Company to interest rate fluctuation risk, (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions, and (v) the Company could be more vulnerable in the event of a downturn in general economic conditions or its business.

The Company’s cash flow and capital resources may not be sufficient for payment of interest on and principal of its indebtedness in the future. If the Company’s cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or refinance its debt. In the absence of sufficient cash flow and capital resources, the Company could face substantial liquidity problems and could be required to dispose of material assets or operations to meet its debt service and other obligations.

The Company’s credit facility was refinanced on October 11, 2002 with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. At July 31, 2002, the Company had $194 million outstanding under its then-existing credit facility. At July 31, 2002, the Company’s credit facility was, and continues to be subject to maximum borrowings, certain financial ratio tests and maintaining a minimum rolling quarterly EBITDA. The Company’s future operating performance and ability to service its senior subordinated notes and its credit facility will be subject to the Company’s ability to successfully restructure its domestic operations, future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s new credit facility contains a number of significant covenants that restrict the manner in which the Company conducts its business and requires the Company to comply with specified ratios and financial tests. The Indenture entered into by the Company in connection with the issuance of its subordinated notes also contains certain restrictive covenants. The Company’s ability to comply with these covenant requirements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the relevant financing agreements that would permit the relevant lenders or debt holders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the credit facility to make further extensions of credit thereunder could be terminated, any of which would harm the Company’s business.

In addition, in fiscal 2003, the Company is obligated to make interest payments on its subordinated notes in the amount of $5,156,250 on each of November 1, 2002 and May 1, 2003. The Company must make semi-annual payments on the subordinated notes until their maturity in May 2005. In the event the Company is unable to make payments on its subordinated notes, the Company’s business, financial condition and results of operations would be materially and adversely affected.

The Company’s Business Could be Harmed by a Lack of Availability of Popular Music

The Company’s business is affected by the release of “hit” music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. Entertainment product sales depend to some extent upon the availability of hit products. If there are no hit products, entertainment companies may be unprofitable even though the general economy is doing well. The Company cannot determine in advance the timing of these cycles or the future availability of hit products. Hit products are important because they generate customer traffic in stores. The Company does not control the content of the products it sells and is dependent upon the major music and movie producers to continue to produce hit products. To the extent that new hits are not available, or not available at prices attractive to consumers, the Company’s sales may be adversely affected.

The Company’s Sales May Suffer if the Company Does Not Accurately Predict Which New Product or Distribution Technologies Will be Accepted by Consumers

The emergence of new technologies may attract consumers from one technology to another and reduce sales and profit margins of existing technologies. For example, the shift from cassettes to CDs reduced the demand for cassettes. New technologies are also increasing the ways products can be offered to the public. A wide selection of music and video services can now be offered to consumers by the Internet, cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies. In particular, Internet and cable technologies coupled with high-quality digital recording technologies allows direct downloading of recorded music by consumers via the Internet. If technological advances were to result in significant changes in existing distribution channels for pre-recorded music, the Company’s business, financial condition or results of operations could be harmed. If the Company is unable to predict or participate in new product or distribution technologies that consumers accept widely, the Company’s sales may suffer.

Increased Competition From Existing Retailers and Competing Home Entertainment Options May Adversely Affect the Company’s Results

The retail music business is highly competitive. The Company competes with a wide variety of music retailers, including regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs and independent operators, some of which have greater financial and other resources than the Company. In retail music sales, some of the Company’s competitors have been expanding into the Company’s markets. The Company also expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. This increased competition may reduce sales at the Company’s stores, reduce the Company’s gross margins, increase the Company’s operating expenses and decrease the Company’s profit margins in specific markets. If these competing home entertainment options continue to grow, retail stores may cease being a primary channel for distribution of recorded music, which could harm the Company’s ability to compete within the music retail business. See “Competition— Internet and Other.” In addition, consolidation continues to occur in the home entertainment industry. In January 2001, Musicland was acquired by Best Buy, both competitors of the Company. Also, recently, Time Warner was acquired by AOL, and Vivendi acquired Seagram, which included the Universal Music Group, a major supplier to the Company. Bertelsmann, also a major supplier to the Company, acquired an interest in Napster. In addition, KAZAA BV, a company utilizing a model similar to Napster’s, has been facilitating music downloads via the Internet, and the major suppliers of recorded music to the Company are exploring and, in some cases, have implemented direct, fee-based sales to the consumer via the Internet.

A Decline in Current Levels of Consumer Spending Could Reduce Sales

The Company’s business is directly affected by the level of consumer spending. One of the primary factors that affect consumer spending is the general state of the local economies in which the Company operates. Lower levels of consumer spending in regions in which the Company has significant operations could have a negative impact on the Company’s business, financial condition or results of operations.

Foreign Currency Exchange Rate Fluctuations and Other Risks Relating to the Company’s International Operations Could Adversely Affect the Company’s Results

The Company has substantial operations and assets located outside the United States, primarily in the United Kingdom and, until October 11, 2002, Japan. With respect to international operations, principally all of the Company’s revenues and costs (including borrowing costs) are incurred in the local currency. The Company’s financial performance on a U.S. Dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. Changes in certain exchange rates could negatively affect the Company’s business, financial condition and results of operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International operations are also subject to a number of other special risks, including trade barriers, exchange controls, governmental expropriation, political risks and risks of increases in taxes. In addition, the laws of certain foreign countries do not protect the Company’s trademark, trade name, copyright and other intellectual property rights to the same extent as do the laws of the United States. Also, various jurisdictions outside the United States have laws limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions are met. Earnings of international subsidiaries are subject to income taxes of non-U.S. jurisdictions that could reduce cash flow available to meet required debt service and other obligations of the Company.

A Change in One or More of the Company’s Vendors’ Policies or the Company’s Relationship With Those Vendors Could Adversely Affect the Company’s Operations

The majority of the Company’s purchases come from five major suppliers. As is standard in the music industry, the Company does not maintain long-term contracts with its suppliers but instead makes purchases through purchase orders. If the Company fails to maintain customary trade terms or enjoy positive vendor relations, it would have an adverse effect on the Company’s results of operations and financial condition.

Loss of Key Personnel Could Harm the Company’s Business

The Company believes that its future prospects depend to a significant extent on the services of its executive officers, as well as its ability to attract and retain additional key personnel with the skills and expertise necessary to manage its planned growth. The loss or unavailability of the services of certain of the Company’s executive officers and other key management personnel could harm the Company’s business, financial condition and results of operations. See “Directors and Executive Officers of the Registrant.”

Control of the Company by Russell M. Solomon May Impede Changes to the Company

Russell M. Solomon, Chairman and a director of the Company, beneficially owns a majority of the outstanding voting securities of the Company. Accordingly, Mr. Solomon has the ability to elect all of the members of the Board of Directors of the parent corporation and to determine the outcome of any matter submitted to the shareholders for approval, including corporate transactions such as mergers, consolidations and the sale of all or substantially all of the assets of the Company.

ITEM 2. PROPERTIES

The Company’s headquarters are located in approximately 91,000 square feet of leased facilities in West Sacramento, California. These facilities house the Company’s management, marketing, sales and corporate finance personnel. The lease for these facilities terminates on April 30, 2004. The Company believes that there is sufficient office space available at favorable leasing terms in the Sacramento area to satisfy any additional needs of the Company that may result from future expansion.

As of July 31, 2002, Tower’s total leased space consisted of approximately 2.7 million square feet of space worldwide. As of July 31, 2002, the Company was a party to approximately 203 real estate leases and subleases, relating to nearly all of its store locations as well as its administrative and warehouse facilities. Substantially all of these are recorded as operating leases. The leases expire between calendar year 2002 and calendar year 2024, with renewal options varying between one and 20 years. Lease terms typically provide a minimum payment plus modifications for changes in the consumer price index and/or other specified increases. Most of the U.S. stores operate as stand-alone locations.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various claims, legal actions and complaints arising in the ordinary course of its business. The Company was named and served as a co-defendant in three antitrust actions following the May 10, 2000 announcement that the major music distributors (EMI Music Distribution, Bertelsmann Music Group, Inc., Warner-Elektra-Atlantic Corporation, Sony Music Entertainment, Inc., Universal Music and Video Distribution Corp.) had entered into a settlement agreement (consent decree) with the Federal Trade Commission (“FTC”) in response to the FTC’s investigation into the implementation of minimum advertised pricing (“MAP”) programs by the major record companies. The first of these antitrust actions, entitled Arnold Samotny et al vs. BMG Music, et al, was filed on June 2, 2000 in the United States District Court for the Northern District of Illinois Eastern Division. The second action, filed on August 8, 2000, is entitled State of Florida et al vs. BMG et al and is a consumers’ antitrust action brought by 45 States Attorneys General in a consolidated action in the United States District Court Southern District of New York. The third case, Allison Lacy et al vs. BMG Music et al was filed September 14, 2000 in the United States District Court for the Eastern District of Tennessee. These three antitrust lawsuits allege that co-defendant music distributors, retailers and the Company were engaged in a conspiracy to fix the prices of CDs, in violation of federal and state antitrust, unfair trade practices, and consumer protection statutes.

The above actions were consolidated and coordinated for pretrial purposes with venue set in Portland, Maine before Federal Judge D. Brock Hornsby, who has issued discovery orders in the coordinated action, captioned Compact Disc Minimum Advertised Price Antitrust Litigation, MDL Docket No. 1361. An answer was filed on behalf of the Company, in April 2001. The Company attended a settlement conference on April 30, 2002 and reached a settlement with all plaintiffs for $275,000, which was accrued for as of July 31, 2002. The settlement agreement was finalized on September 27, 2002, and the case against the Company was dismissed.

The Company entered into a consulting contract with Chilmark Partners, LLC (“Chilmark”) on May 18, 2001. By letter to Chilmark dated June 12, 2002, the Company terminated the contract. On July 29, 2002, Chilmark filed suit against the Company in the U.S. District Court for the Northern District of Illinois, alleging breach of contract and seeking other remedies under the contract and attachment of proceeds of the Company’s sale of its Japan operations. In August 2002, Chilmark’s request for such an attachment was denied. The litigation continues with respect to Chilmark’s breach of contract claim and its request for damages under the terms of the contract. As of October 11, 2002, Chilmark’s total damage request was approximately $2.6 million. The Company believes it has meritorious defenses with respect to each of Chilmark’s claims and intends to defend against the claims vigorously; however, the litigation is in the preliminary stage and there can be no assurance that the Company will prevail in this action. If Chilmark receives a favorable judgment for all or a substantial portion of the total $2.6 million in damages Chilmark is seeking, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 10, 2002, the Company’s shareholders approved by written consent (i) the sale of the Company’s Japanese operations under the terms of a Stock Purchase Agreement dated as of April 11, 2002, as amended, and (ii) the making of payments in connection with such sale to certain officers of the Company of its then-wholly-owned subsidiary, Tower Records Kabushiki Kaisha, which may have been subject to the provisions of Section 280G of the Internal Revenue Code of 1986, as amended.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public market for any class of the Company’s common stock. As of July 31, 2002, Tower Records, Incorporated was the only shareholder of record of the Company. See “Security Ownership of Certain Beneficial Owners and Management.”

The Company has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

Currently, each of the Loan and Security Agreement governing the Company’s line of credit and the Amended and Restated Term Loan Agreement governing the Company’s term loan restricts the payment of dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA

	FISCAL YEAR ENDED JULY 31,

	2002	2001	2000	1999	1998

	(DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
Net revenues	$982.8	$1,079.5	$1,099.9	$1,026.4	$1,008.1
Cost of sales (a)	692.2	768.4	745.4	694.9	684.2

Gross Profit	290.6	311.1	354.5	331.5	323.9
Selling, general and administrative expenses (b)	271.7	294.7	301.4	276.3	269.3
Restructuring and asset impairment costs	21.8	23.3	0.0	0.0	0.0
Depreciation and amortization	28.3	30.5	28.3	23.4	22.3

(Loss) income from operations	(31.2)	(37.4)	24.8	31.8	32.3
Other (income) expense:
Interest expense	25.1	25.2	21.0	17.6	14.9
Foreign currency translation (gain) /loss	(1.3)	4.3	9.2	14.7	(1.1)
Other expenses	3.5	2.4	3.6	4.1	0.5

(Loss) income before taxes, minority interest, extraordinary item, and cumulative effect of change in accounting principle	(58.5)	(69.3)	(9.0)	(4.6)	18.0
(Benefit) provision for income taxes	(1.3)	21.0	1.1	3.7	8.1

(Loss) income before minority interest, extraordinary item, and cumulative effect of change in accounting principle	(57.2)	(90.3)	(10.1)	(8.3)	9.9
Other items (c)	0.0	0.0	0.0	(0.5)	0.0

Net (loss) income	$(57.2)	$(90.3)	$(10.1)	$(8.8)	$9.9

BALANCE SHEET DATA (AT PERIOD END)
Total assets	$476.1	$527.0	$627.3	$586.2	$545.4
Total debt (including current maturities)	312.2	297.7	311.6	283.1	231.9
Shareholders’ (deficit) equity	$(40.8)	$21.4	$107.4	$115.7	$120.8

(a)  Includes $14.2 and $20.7 million of inventory write-downs related to the Restructuring Plan in fiscal 2002 and 2001, respectively (See Note 2 to Consolidated Financial Statements).

(b)  Includes $5.9 and $2.7 million of professional fees related to the Restructuring Plan in fiscal 2002 and 2001, respectively (See Note 2 to Consolidated Financial Statements).

(c)  Other items are comprised of minority interests in net income of subsidiaries, cumulative effect of change in accounting principle, and extraordinary item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Form 10-K are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Readers are encouraged to review all of the Company’s filings with the SEC that describe additional important factors, including risk factors, that could cause actual results to differ materially from those contemplated by the statements made herein. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things: (i) consumer demand for the Company’s products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions, and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company’s operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company’s Restructuring Plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risk; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company’s Amended and Restated Term Loan Agreement with JPMorgan Chase and other lenders, and by the Company’s Loan and Security Agreement with The CIT Group/Business Credit, Inc., and other lenders; (xi) the ability of the Company to continue to service its senior subordinated notes; and (xii) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. For further information on other factors, which could affect the financial results of the Company and such forward-looking statements, see “Risk Factors.”

RESTRUCTURING PLAN

During the third quarter of the Company’s 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-phase restructuring plan that was adopted by the Company in February 2001 (the “Restructuring Plan”).

The Restructuring Plan contains several initiatives designed to improve the Company’s operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company’s Argentina, Hong Kong, Taiwan and Singapore

operations and converting them to franchises, closing the Company’s Canadian operations, closing under-performing domestic record, outlet and frame/gallery stores, and monitoring performance of additional stores. The Restructuring Plan also contains several initiatives intended to improve cash flow, by reducing overhead expenses, reducing working capital and reducing capital expenditures until internally generated cash flow will support further growth.

The Company began implementing its Restructuring Plan shortly after its adoption. Management believes that as of July 31, 2002, the Company has substantially completed its restructuring initiatives through phase two of a three-phase Restructuring Plan. Phase one included the identification and closing of unprofitable operations both domestically and internationally and the initiatives to improve cash flow. Phase two included further reductions in working capital levels after the holiday season to meet planned levels and the closing of six additional domestic stores, including two outlet stores. Phase three includes the closure and possible franchising of the United Kingdom and Ireland operations. As a result, the Company has established and recorded a restructuring accrual for the United Kingdom and Ireland operations in the current period.

During fiscal 2002, the Company recorded pre-tax restructuring and asset impairment charges of $41.9 million, as a result of steps the Company is taking in connection with the Restructuring Plan. Of the $41.9 million in total pre-tax restructuring and asset impairment charges, $14.2 million related to inventory write-downs was recorded in cost of sales and $5.9 million in professional fees was recorded in selling, general and administrative expenses. The remaining $21.8 million of the total pre-tax restructuring and asset impairment charges were reported separately. The $21.8 million charge was primarily due to $13.6 million for the write-down of leasehold improvements and various other property in stores to be closed, $4.7 million for accrual of lease termination costs, and $2.9 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 509 employees at both the retail and corporate level, from clerks to management.

During fiscal 2001, the Company recorded pre-tax restructuring and asset impairment charges of $46.7 million, as a result of steps the Company is taking in connection with the Restructuring Plan. Of the $46.7 million in total pre-tax restructuring and asset impairment charges, $20.7 million related to inventory write-downs was recorded in cost of sales and $2.7 million in professional fees was recorded in selling, general and administrative expenses. The remaining $23.3 million of the total pre-tax restructuring and asset impairment charges were reported separately. The $23.3 million charge was primarily due to $14.2 million for the write-down of leasehold improvements and various other property in stores to be closed, $1.9 million for accrued and partially paid lease termination costs, and $1.6 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 170 employees at both the retail and corporate level, from clerks to management.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. The Company bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The use of estimates is pervasive throughout the Company's financial statements, but the accounting policies and estimates it considers most critical are as follows:

INVENTORY VALUATION

Inventories are valued at the lower of cost or market value. Inventory valuation requires significant judgments and estimates, including merchandise markdowns and provisions for shrinkage. The Company evaluates all of its inventory units to determine excess or slow-moving units based on current quantities and projections of future demand and market conditions. Due to industry return policies, which generally provide for full recovery of cost upon return, the Company does not provide an allowance for inventory markdowns.

RESTRUCTURING CHARGES

The Company has restructuring charges in both fiscal 2001 and 2002 to close stores, liquidate inventory and to sell some international operations, some of which were converted to franchises. These charges required judgments about exit costs to be incurred for employee severance, contract and lease terminations, the future net realizable value of long-lived assets, inventory to be disposed of and other liabilities. The ability to obtain agreements with lessors to terminate leases or with other parties to assign leases can also affect the accuracy of current estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

It is the Company's policy to review its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes losses relating to the impairment of long-lived assets when future undiscounted cash flows are less than an asset’s carrying value. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores in many geographic regions, are subject to a high degree of judgment and complexity and changes in the assumptions and estimates may affect the carrying value of long-lived assets, and could result in additional impairment charges in future periods.

For a detailed discussion of our accounting policies and related estimates and judgments, see Note 1 of the Notes to the Consolidated Financial Statements, in “Financial Statements and Supplementary Data.” While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the Consolidated Financial Statements, it cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 2002 COMPARED TO FISCAL YEAR ENDED JULY 31, 2001

NET REVENUES. Net revenues were $982.8 million for the fiscal year ended July 31, 2002, a decrease of $96.7 million or 9.0% (or a decrease of $64.0 million or 6.0% excluding the effects of U.S. Dollar foreign translation fluctuations) from $1.08 billion for the fiscal year ended July 31, 2001. The Company’s net revenues were derived from U.S. net revenues of $553.3 million and international net revenues of $429.5 million for the fiscal year ended July 31, 2002, compared to $631.3 million in the U.S. and $448.3 million internationally for the fiscal year ended July 31, 2001. Recorded music sales for the fiscal year ended July 31, 2002 represented 83.5% of the Company’s net revenues versus 86.3% for the fiscal year ended July 31, 2001. Retail sales represented 96.0% of the Company’s net revenues for the fiscal year ended July 31, 2002 versus 95.5% for the fiscal year ended July 31, 2001.

The overall decrease in total Company revenues was driven primarily by the closing of unprofitable stores associated with the Restructuring Plan, the adverse effect of foreign currency fluctuations, a decline in same store sales of 3.48% worldwide associated with a decline in consumer spending attributed to the events of September 11, 2001, an overall downturn in the domestic economy and weak new releases from product manufacturers. During the fiscal year ended July 31, 2002, the Company opened five stores, relocated two stores and closed nine stores, bringing its total number of owned and operated retail stores to 171.

GROSS PROFIT. Gross profit was $290.6 million for the fiscal year ended July 31, 2002, a decrease of $20.5 million or 6.6% (or an increase of $2.6 million or 0.8% excluding the effects of U.S. Dollar foreign translation fluctuations and the impact of the Company’s Restructuring Plan) from $311.1 million for the fiscal year ended July 31, 2001. Management attributes the increase in gross profit, excluding the effects of currency fluctuations, to improved gross profit percentages, which were achieved through price increases, from its domestic video rental, Internet and wholesale operations. Gross profit as a percentage of net revenues increased to 29.6% (or 31.0% excluding the effects of inventory write-downs associated with the Restructuring Plan) for the fiscal year ended July 31, 2002, compared to 28.8% (or 30.7% excluding the effects of the inventory write-downs associated with the Restructuring Plan) for the fiscal year ended July 31, 2001. Management attributes the percentage increase primarily to improving margins associated with the Company’s domestic video rental, Internet and wholesale operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (excluding the effects of $5.9 and $2.7 million in professional fees related to the Restructuring Plan for the fiscal years ended July 31, 2002 and 2001, respectively) were $265.8 million for the fiscal year ended July 31, 2002, a decrease of $26.2 million or 9.0% from $292.0 million for the fiscal year ended July 31, 2001. Excluding the effect of professional fees related to the Restructuring Plan, decreases in personnel, occupancy and other cost savings initiatives resulting from the Restructuring Plan contributed primarily to the reduction in overall operating costs. In addition, net advertising and marketing revenue increased by $3.8 million to $14.1 million from $10.3 million for the fiscal years ended July 31, 2002 and 2001, respectively. As a percentage of net revenues, selling, general and administrative expenses (excluding the effects of the professional fees related to the Restructuring Plan) remained constant at 27.1% for the fiscal years ended July 31, 2002 and July 31, 2001.

RESTRUCTURING AND IMPAIRMENT COSTS. The Company recorded pre-tax restructuring and asset impairment charges related to the implementation of the Restructuring Plan of $41.9 million for the fiscal year ended July 31, 2002, compared to $46.7 million for the fiscal year ended July 31, 2001, a decrease of $4.8 million. Of the $41.9 and $46.7 million in total pre-tax restructuring and asset impairment charges for the fiscal year ended July 31, 2002 and 2001, respectively, $14.2 and $20.7 million for the fiscal year ended July 31, 2002 and 2001, respectively, were related to inventory write-downs and were recorded in cost of sales. Professional fees in the amount of $5.9 and $2.7 million for the fiscal year ended July 31, 2002 and 2001, respectively, were recorded in selling, general and administrative expenses. The remaining $21.8 and $23.3 million for the fiscal year ended July 31, 2002 and 2001, respectively, of total pre-tax restructuring and asset impairment charges were reported separately.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $28.3 million for the fiscal year ended July 31, 2002, compared to $30.5 million for the fiscal year ended July 31, 2001, a decrease of approximately $2.2 million. The decrease was primarily due to the reduction in fixed assets associated with the Restructuring Plan.

LOSS FROM OPERATIONS. The Company’s consolidated loss from operations was $31.2 million for the fiscal year ended July 31, 2002, compared to a consolidated loss from operations of $37.4 million for the fiscal year ended July 31, 2001, a decrease of $6.2 million (or a increase to operating income of $1.4 million excluding the effects of the Restructuring Plan). The improvement in operations was primarily attributable to decreases in selling, general and administrative expenses, as previously discussed, offset by the reduction of revenue and gross profit.

OTHER EXPENSE. Other expense was $27.3 million for the fiscal year ended July 31, 2002, compared to $31.9 million for the fiscal year ended July 31, 2001, which represented a decrease of $4.6 million, due partly to a reduction in net non-cash foreign currency translation gain of $1.3 million for the fiscal year ended July 31, 2002, compared to a net foreign currency translation loss of $4.3 million for the fiscal year ended July 31, 2001. This non-cash translation loss largely represented the translation back to U.S. Dollars at the spot rate of the Company’s Japanese Yen-denominated debt and to a lesser extent, translation of intercompany obligations from the United Kingdom. The Company does significant business transactions in currencies other than the U.S. Dollar. Exchange losses and gains result from the day-to-day fluctuations in foreign currency exchange rates, due primarily to the volatile Japanese Yen and more recently the pound sterling and Euro as well as other Asian currencies against the U.S. Dollar.

Net interest was $25.1 million for the fiscal year ended July 31, 2002, nearly unchanged from $25.2 million for the fiscal year ended July 31, 2001.

NET LOSS. As a result of the above, the Company reported a net loss of $57.2 million for the fiscal year ended July 31, 2002, a decrease of $33.1 million from a net loss of

$90.3 million for the fiscal year ended July 31, 2001. The decrease in net loss is primarily due to a one-time non-cash charge of $48.7 million against the Company’s deferred tax asset accounts for the fiscal year ended June 31, 2001. In addition, the decrease in net loss is a result of the factors previously discussed and due to an increase in the tax valuation allowance, an increase in the tax benefit and changes in the effective income tax rates.

FISCAL YEAR ENDED JULY 31, 2001 COMPARED TO FISCAL YEAR ENDED JULY 31, 2000

NET REVENUES. Net revenues were $1.08 billion for the fiscal year ended July 31, 2001, a decrease of $20.4 million or 1.9% (or an increase of $12.9 million or 1.2% excluding the effects of U.S. Dollar foreign translation fluctuations) from $1.10 billion for the fiscal year ended July 31, 2000. The Company’s net revenues were derived from U.S. net revenues of $631.3 million and international net revenues of $448.3 million for the fiscal year ended July 31, 2001 compared to $649.6 million in the U.S. and $450.3 million internationally for the fiscal year ended July 31, 2000. Recorded music sales for the period ended July 31, 2001 represented 86.3% of the Company’s net revenues versus 87.8% for the fiscal year ended July 31, 2000. Retail sales represented 95.5% of the Company’s net revenues for the fiscal year ended July 31, 2001 versus 95.8% for the fiscal year ended July 31, 2000. The overall decrease in total revenues was driven primarily by adverse foreign exchange rate fluctuations and a decline in same store sales of 0.69% worldwide associated with a weak roster of new releases and diminished availability of compact disc singles and cassettes leading to lower consumer sales. Also contributing to the decrease in sales was the closure of 23 stores worldwide.

GROSS PROFIT. Gross profit was $311.1 million for the fiscal year ended July 31, 2001, a decrease of $43.4 million or 12.2% (or a decrease of $12.3 million excluding the negative effects of foreign exchange rate fluctuations and the impact of the Company’s Restructuring Plan) from $354.5 million for the fiscal year ended July 31, 2000. Management attributes the decrease in gross profit to the effects of inventory liquidations, a reduction in same store sales and the impact of foreign exchange rate fluctuations on international purchases. Gross profit as a percentage of net revenues decreased to 28.8% (or 30.7% excluding the effects of the write-offs associated with the Restructuring Plan) for the fiscal year ended July 31, 2001, as compared to 32.2% for the fiscal year ended July 31, 2000. Management believes the primary factors contributing to the decrease in gross profit as a percentage of net revenues were ongoing industry pricing pressures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $294.7 million for the fiscal year ended July 31, 2001, a decrease of $6.7 million or 2.2% from $301.4 million for the fiscal year ended July 31, 2000. Included in selling, general and administrative expenses for the fiscal year ended July 31, 2001, was $2.7 million for professional fees related to the Restructuring Plan. The decrease in selling, general and administrative expenses was attributable to decreases in personnel and other costs resulting from the closing of stores in connection with the Restructuring Plan. In addition, net advertising and marketing revenue increased $1.3 million to $10.3 million from $9.0 million for the fiscal years ended July 31, 2001 and 2000, respectively. The decrease was partly offset by increases in distribution and store occupancy. As a percentage of net revenues, selling, general and administrative expenses decreased 0.2% for the fiscal year ended July 31, 2001, as compared to the fiscal year ended July 31, 2000 primarily due to the reduction in personnel, rents and other cost savings related to the Restructuring Plan, which were partly offset by the decrease in net revenues.

RESTRUCTURING AND IMPAIRMENT COSTS. The Company recorded pre-tax restructuring and asset impairment charges of $46.7 million during 2001, as related to the implementation of the Restructuring Plan. Of the $46.7 million in total pre-tax restructuring and asset impairment charges, $20.7 million related to inventory write downs was recorded in cost of sales and $2.7 million related to professional fees was recorded in selling, general and administrative expenses. The remaining $23.3 million of total pre-tax restructuring and asset impairment charges were reported separately. The $23.3 million charge is primarily due to $14.2 million for the write down of leasehold improvements and various other property in stores that have been closed, $1.9 million for accrual of lease termination and other costs, and $1.6 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for, and cover approximately 170 employees at both the retail and corporate level, from clerks to management.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $30.5 million for the fiscal year ended July 31, 2001 compared to $28.3 million for the fiscal year ended July 31, 2000, an increase of approximately $2.2 million, primarily due to a change in useful lives of its technology and intangible assets, in compliance with Statement of Position (SOP)98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” implemented in fiscal 2000.

LOSS FROM OPERATIONS. The Company’s consolidated loss from operations was $37.4 million for the fiscal year ended July 31, 2001, compared to consolidated income from operations of $24.8 million for the fiscal year ended July 31, 2000, a decrease of $62.2 million. This decrease reflects the effects of the $46.7 million in restructuring and asset impairment costs as described above as well as increased losses associated with the Company’s international operations, decreases in gross margin and the increase in depreciation and amortization expense as discussed above.

OTHER EXPENSE. Other expense was $31.9 million for the fiscal year ended July 31, 2001 compared to $33.8 million for the fiscal year ended July 31, 2000, which represented a decrease of $1.9 million, due partly to a reduction in net non-cash foreign currency transaction loss of $4.3 million for the fiscal year ended July 31, 2001, compared to a net foreign currency transaction loss of $9.2 million for the fiscal year ended July 31, 2000. This non-cash translation loss largely represented the translation back to U.S. Dollars at the spot rate of the Company’s Japanese Yen-denominated debt and to a lesser extent, translation of intercompany obligations from the United Kingdom. The Company does significant business transactions in currencies other than the U.S. Dollar. Exchange losses and gains result from the day-to-day fluctuations in foreign currency exchange rates, due primarily to the volatile Japanese Yen and more recently the pound sterling as well as other Asian currencies against the U.S. Dollar.

Net interest expense increased to $25.2 million for the fiscal year ended July 31, 2001, as compared with $21.0 million for the fiscal year ended July 31, 2000. This increase was largely due to an increase in borrowings under the Company’s facility coupled with higher interest costs, under the terms of the Company’s credit facility as amended and restated April 23, 2001.

NET LOSS. As a result of the above, the Company reported a net loss of $90.3 million for the fiscal year ended July 31, 2001, an increase of $80.2 million from a net loss of $10.1 million for the fiscal year ended July 31, 2000. The increase in net loss includes $2.7 million in professional fees and $44.0 million in other costs associated with the Restructuring Plan, as well as the $4.2 million impact from increased interest expense. The net loss also includes an increase in net operating losses related to international operations, which were closed prior to July 31, 2001. The net loss also reflects the decrease in gross profit and the increase in depreciation, offset by the reduction in selling, general and administrative expenses as discussed above. Included in net loss for the fiscal year end July 31, 2001 is a non-cash charge of $48.7 against the Company’s deferred tax asset accounts. The valuation allowance was recorded and is consistent with the application of SFAS 109. The reserve will be reviewed by the Company on a periodic basis in order to determine when the tax benefit will likely be recognized in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements are to fund working capital needs, to open new stores, to refurbish and expand existing stores, and to continue development of the Company’s technological infrastructure.

Net cash provided by operating activities was $3.4 and $44.7 million for the fiscal year ended July 31, 2002, and July 31, 2001, respectively. In fiscal 2002, net increase in inventory was $1.4 million, which included a $14.2 million write-down of inventory related to the Company’s Restructuring Plan. In fiscal 2001, net reduction in inventory was $23.6 million, which included $20.7 million in write-down of inventory related to the Company’s Restructuring Plan.

Net cash used in investing activities for fiscal 2002 was focused primarily on store leasehold improvements and capital expenditure requirements, including store relocations, refurbishment and technology investments totaling approximately $10.3 million, with an additional $1.2 million used for video rental acquisition. During fiscal 2002, the Company opened two and relocated two stores in the U.S. and opened three stores internationally. Net cash used in investing activities for fiscal 2001 was also focused primarily on capital expenditure requirements, including store relocations, refurbishment and technology investments totaling approximately $24.1 million with an additional $1.5 million used for video rental acquisition.

Net cash provided by financing activities in fiscal 2002 was $15.2 million, resulting principally from proceeds from life insurance policy loans, debt issuance costs and net borrowings under the Company’s credit facility. Net borrowings under the Company’s credit facility were $11.3 million for fiscal 2002, excluding the effects of foreign exchange rates. Net cash provided by financing for fiscal 2001 was $10.3 million, which resulted primarily from net borrowings under the Company’s credit facility, debt issuance costs and proceeds from life insurance loans. Net borrowings under the Company’s credit facility were $3.6 million.

Total funded debt increased to $312.2 million as of July 31, 2002 from $297.7 million as of July 31, 2001. Outstanding debt under the Company’s credit facility was $193.6 million as of July 31, 2002, compared to $177.0 million as of July 31, 2001.

Interest payments on the senior subordinated notes and under the credit facility will continue to impose significant liquidity demands upon the Company. The Company is obligated in fiscal 2003 to make interest payments on its subordinated notes in the amount of $5,156,250 on each of November 1, 2002 and May 1, 2003, and must make semi-annual payments on the notes until their maturity in May 2005. Based on actual advances made against the credit facility through October 11, 2002, and if the Company makes maximum borrowings under its existing line of credit, the Company’s aggregate secured debt service obligations in fiscal 2003 would be approximately $8.2 million. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs. Total capital expenditures for fiscal 2003 are expected to be approximately $8.5 million, of which approximately $7.5 million will be related to leasehold improvements and required technological and capital improvements and $1.0 million will be used for video rental acquisitions. There are no new store openings planned for fiscal 2003.

Subsequent to the end of fiscal 2002, on October 11, 2002, the Company completed the sale of its Japanese operations to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates), at an approximate gain of $38 million. Net proceeds from the sale of approximately $112.6 million were used to pay down the Company’s credit facility. The balance of the Company’s credit facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. The Company entered into this Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit. On October 11, 2002 the line of credit had an outstanding balance of $61.1 million, with additional $13.9 million available. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders.

The Company believes that the cash flow generated from its operations, together with amounts available from other financing alternatives, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently anticipated expenditures and other operating expenses for the next 12 months. However, the Company’s ability to service its senior subordinated notes which mature in 2005, the line of credit and the term loan is subject to future economic conditions and financial, business and other factors, many of which are beyond the Company’s control.

The Company’s current line of credit, term loan and senior subordinated notes impose certain restrictions on the Company’s ability to make capital expenditures and limit the Company’s ability to incur additional indebtedness. Such restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the line of credit, term loan and senior subordinated notes also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

The Company leases substantially all of its retail stores, warehouses and administrative facilities pursuant to operating leases that expire on dates through 2024 and generally have renewal options of one to 20 years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes. The Company’s minimum obligations in fiscal 2003 on non-cancelable operating leases are expected to be $45.4 million. Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for fiscal 2003 is expected to be $51.1 million.

INFLATION

The Company believes that the recent low rates of inflation in the United States, Japan and the United Kingdom, where it primarily operates, have not had a significant effect on its net sales or operating results. The Company attempts to offset the effects of inflation through price increases and control of expenses. However, there can be no assurance that during a period of significant inflation, the Company’s results of operations would not be adversely affected.

FOREIGN EXCHANGE MANAGEMENT

As of July 31, 2002, the Company had substantial operations and assets located outside the United States, primarily in the United Kingdom and Japan. With respect to international operations, principally all of Tower’s revenues and costs (including borrowing costs) are incurred in the local currency. The Company’s financial performance on a U.S. Dollar-denominated basis has historically been significantly affected by changes in currency exchange rates. The Company believes that the matching of revenues and expenses in local currency, as well as its foreign exchange hedging activities and borrowings in foreign currencies, mitigate the effect of fluctuating currency exchange rates. Nonetheless, changes in certain exchange rates could adversely affect the Company’s business, financial condition and results of operations. See “Risk Factors — Foreign Currency Exchange Rate Fluctuations and Other Risks Relating to the Company’s International Operations Could Adversely Affect the Company’s Results” and “Quantitative and Qualitative Disclosures about Market Risk.”

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead periodically test goodwill for impairment. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS 142. The Company’s adoption of SFAS 141 and SFAS 142 did not materially impact its financial position and results of operations.

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s future adoption of SFAS 143 has been assessed by the Company and determined the impact will not materially impact its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board finalized FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Subsequent to year-end, the Company adopted this SFAS on August 1, 2002 on a prospective basis which is in accordance with the newly issued guidance.

We are currently reviewing SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was issued in May 2002. The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing from operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

SUBSEQUENT REVIEW OF FORM 10-Q

The financial statements contained in the quarterly report on Form 10-Q for the quarter ended April 30, 2002 were not reviewed by an independent public accountant as required by Rule 10-01(D) of Regulation S-X because the Company elected not to have Arthur Andersen LLP review such financial statements in reliance on Securities and Exchange Release No. 34-45589. Subsequent review of Form 10-Q for the quarter ended April 30, 2002 occurred and there were no material changes as a result of the review prior to the submission of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest-rate changes and foreign exchange rate fluctuations. The Company does not enter into market risk sensitive instruments for trading purposes. In the ordinary course of its business, the Company enters into debt instruments, including instruments with short-term maturities. The Company could be exposed to a higher interest rate at the time such debt instruments are renewed or refinanced. Certain of the Company’s debt instruments contain terms that permit the Company to cap the interest rate at a maximum rate. In the past, the Company has purchased interest rate hedges to manage the risk associated with interest rate variations.

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company’s borrowings under its line of credit is based on variable rates. If the base borrowing rates (primarily LIBOR ) were to increase 1% in fiscal 2003 the Company’s interest expense related to its asset-based line of credit for fiscal 2003 would increase approximately $1.1 million.

A majority of the Company’s revenues, expenses and capital purchasing activities are transacted in U.S. Dollars. However, the Company does enter into these transactions in other foreign currencies, in the past, primarily Japanese Yen. The Company has used forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and in connection with certain of its former Japanese subsidiary’s purchases of product from third parties. Such instruments are short-term instruments entered into in the ordinary course of the Company’s business, in order to reduce the impact of exchange rate fluctuation on net income and shareholders’ equity. At July 31, 2002, the Company did not have any outstanding forward exchange contracts.

To finance expansion and operations in Japanese markets, the Company entered into Japanese Yen-denominated borrowing arrangements. Unrealized gains and losses resulting from the impact of foreign exchange rate movements on these debt instruments are recognized as other income or expense in the period in which the exchange rates change. Historically, the Company has not entered into foreign exchange contracts to manage the risk associated with such currency fluctuations.

The Company has not entered into any Euro hedging contracts because the Company believes that the Company’s volume of transaction activity in the Euro does not necessitate the type of hedging activity that the Company has engaged in with respect to the Japanese Yen.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

Report of Independent Public Accountants

Consolidated Balance Sheets as of July 31, 2002 and 2001

Consolidated Statements of Operations for the fiscal years ended July 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Loss for the fiscal years ended July 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
MTS, Incorporated:

     We have audited the accompanying consolidated balance sheet of MTS, Incorporated and subsidiaries as of July 31, 2002 and the related consolidated statements of operations, changes in shareholders’ (deficit) equity and comprehensive loss, and cash flows for the year ended July 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 financial statements of MTS, Incorporated were audited by other auditors who have ceased operations. Those auditors’ report, dated October 25, 2001, on those financial statements was unqualified and included an explanatory paragraph that described that the related financial statements were prepared assuming that the Company will continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS, Incorporated and subsidiaries as of July 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

     October 22, 2002

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)

	July 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$37,352	$32,075
Receivables, less allowance for doubtful accounts of $1,646 and $1,685, respectively	26,889	31,805
Merchandise inventories	236,373	249,128
Prepaid expenses	8,652	8,970

Total current assets	309,266	321,978
Fixed assets, net	146,768	178,021
Other assets	20,060	26,976

Total assets	$476,094	$526,975

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of long-term debt	$195,783	$179,374
Accounts payable	155,829	163,336
Reserve for restructuring costs	6,839	2,225
Accrued liabilities	39,570	39,399
Deferred revenue, current portion	2,348	2,780

Total current liabilities	400,369	387,114
Long-term Liabilities:
Long-term debt, less current maturities	116,394	118,341
Deferred revenue, less current portion	118	131

Total liabilities	516,881	505,586

Commitments and contingencies (Notes 11, 16 and 17)
Shareholders’ (Deficit) Equity:
Common Stock:
Series B, no par value; 10,000,000 shares authorized; 1,000 shares issued and outstanding at July 31, 2002 and 2001	6	6
Retained (deficit) earnings	(21,355)	35,848
Accumulated other comprehensive loss	(19,438)	(14,465)

Total shareholders’ (deficit) equity	(40,787)	21,389

Total liabilities and shareholders’ equity	$476,094	$526,975

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

Net revenue	$982,804	$1,079,519	1,099,931
Cost of sales (a)	692,232	768,393	745,376

Gross profit	290,572	311,126	354,555
Selling, general and administrative expenses (b)	271,725	294,681	301,445
Restructuring and asset impairment costs	21,772	23,329	—
Depreciation and amortization	28,300	30,495	28,320

(Loss) income from operations	(31,225)	(37,379)	24,790
Other income and (expenses):
Interest expense	(25,106)	(25,234)	(20,993)
Foreign currency translation gain (loss)	1,275	(4,306)	(9,204)
Other expenses	(3,443)	(2,430)	(3,585)

Loss before taxes	(58,499)	(69,349)	(8,992)
(Benefit) provision for income taxes	(1,296)	20,941	1,148

Net loss	$(57,203)	$(90,290)	$(10,140)

Basic and diluted loss per share	$(57,202.72)	$(90,290.12)	$(10,139.85)

(a)	Includes $14.2 and $20.7 million of inventory write-downs related to restructuring in 2002 and 2001, respectively (See Note 2 to Consolidated Financial Statements).

(b)	Includes $5.9 and $2.7 million of professional fees related to restructuring charges in 2002 and 2001, respectively (See Note 2 to Consolidated Financial Statements).

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
(DEFICIT) EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS)

	Common Stock
				Accumulated
	Series B		Retained	Other
			Earnings	Comprehensive
	Shares	Amount	(Deficit)	Loss	Total

Balance, July 31, 1999	1,000	$6	$136,278	$(20,582)	$115,702
Comprehensive loss:
Net loss	—	—	(10,140)	—	(10,140)
Foreign translation adjustment, net of taxes	—	—	—	1,798	1,798

Total comprehensive loss					(8,342)

Balance, July 31, 2000	1,000	6	126,138	(18,784)	107,360
Comprehensive loss:
Net loss	—	—	(90,290)	—	(90,290)
Foreign translation adjustment, net of taxes	—	—	—	4,319	4,319

Total comprehensive loss					(85,971)

Balance, July 31, 2001	1,000	6	35,848	(14,465)	21,389
Comprehensive loss:
Net loss	—	—	(57,203)	—	(57,203)
Foreign translation adjustment, net of taxes	—	—	—	(4,973)	(4,973)

Total comprehensive loss					(62,176)

Balance, July 31, 2002	1,000	$6	$(21,355)	$(19,438)	$(40,787)

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,203)	$(90,290)	$(10,140)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,269	33,199	30,658
Restructuring costs
From inventory write-downs	14,157	20,675	—
From leasehold improvement write-offs	13,251	14,159	—
From other	4,536	7,249	—
Provision for losses on accounts receivable	(39)	(500)	289
Loss on disposal of assets	1,820	6,199	7,076
Exchange loss	1,059	6,130	12,556
Other non-cash expense	487	448	176
Provision (benefit) from deferred taxes	—	26,932	(3,151)
(Decrease) increase in cash resulting from changes in:
Accounts receivable	4,916	(348)	(5,079)
Inventories	(1,402)	23,626	(21,716)
Prepaid expenses	318	3,758	(1,516)
Accounts payable	(7,507)	(6,218)	15,369
Accrued liabilities and income taxes payable	171	(152)	5,823
Deferred revenue	(445)	(192)	(152)

Net cash provided by operating activities	3,388	44,675	30,193

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(11,528)	(25,569)	(39,999)
Acquisition of investments	(2,669)	(3,100)	(3,301)
Increase in deposits	(854)	(393)	(457)
Refund of deposits	821	155	28
Increase in intangibles	(453)	(304)	(365)

Net cash used in investing activities	(14,683)	(29,211)	(44,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee loan repayments	156	373	280
Proceeds from life insurance loans	3,526	12,461	—
Debt issuance costs	(1,475)	(3,320)	(64)
Principal payments under long-term financing agreements	(86,820)	(74,453)	(61,736)
Proceeds from issuance of long-term financing agreements	99,851	75,198	79,651

Net cash provided by financing activities	15,238	10,259	18,131

Effect of exchange rate changes on cash	1,334	(15,134)	(7,449)

Net increase (decrease) in cash and cash equivalents	5,277	10,589	(3,219)
Cash and cash equivalents, beginning of period	32,075	21,486	24,705

Cash and cash equivalents, end of period	$37,352	$32,075	$21,486

Cash paid for interest	$24,951	$25,274	$21,094

Cash paid for income taxes	$106	$605	$6,581

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY—The consolidated financial statements include the accounts of MTS, INCORPORATED and its majority and wholly-owned subsidiaries (Company). The Company has a 50% investment in a foreign joint venture that is accounted for using the equity method.

All significant intercompany balances and transactions have been eliminated in consolidation.

GENERAL—The Company operates retail stores under the name Tower Records offering a diversified line of recorded music products and other complementary products throughout the United States, Japan, the United Kingdom and other parts of the world.

CASH AND CASH EQUIVALENTS—The Company considers all highly liquid temporary cash investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the statement of cash flows.

INVENTORIES—Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The Company, absent its restructuring efforts, does not provide an allowance for inventory markdowns, due to music industry return policies, which generally provide for full recovery of cost upon return.

FIXED ASSETS—Fixed assets are carried at cost. Depreciation is computed using the straight-line method. Depreciation is computed on all fixed assets with the exception of land. Buildings are depreciated over 40 years, leasehold improvements over an average of 15 years, store fixtures over seven to ten years, and equipment and vehicles over five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Amortization of video rental cassettes is calculated based on a straight-line method over three years. When the popularity of renting the new release declines (usually after approximately six months) redundant copies are transferred from rental stock to merchandise inventories for sale to customers at net realizable value. A write down to net realizable value is recorded in cost of sales at the time of the transfer from rental to held-for-sale classification.

The Company records software developed for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, software developed internally for the use by the Company is capitalized only during the application development stage and only certain costs are capitalized.

STORE PREOPENING COSTS—Costs of a noncapital nature incurred prior to opening of new stores are expensed as incurred.

INTANGIBLES—Intangibles primarily represent the excess of cost over the fair value of businesses acquired and debt issuance costs. The Company amortized goodwill using the straight-line method over 20 years. Debt issuance costs are amortized over the term of the related debt using the effective interest rate method. Management periodically evaluates intangibles for indications of impairment based on operating results of the related business. If this evaluation indicates that the intangible asset will not be recoverable, as determined based on the undiscounted cash flows related to the intangible asset over the remaining life of the asset, the carrying value of the related intangible asset will be reduced to fair value.

IMPAIRMENT OF LONG-LIVED ASSETS—Long-lived assets and certain identifiable intangibles are reviewed for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GIFT CERTIFICATES—The Company offers gift certificates for sale. A deferred income account is established for gift certificates issued. When gift certificates are redeemed at the store level, the deferred income account is charged and revenue is credited.

INCOME TAXES—The Company accounts for income taxes under the liability method. Deferred taxes are recorded based on the difference between the financial statement and tax basis of assets and liabilities. The valuation allowances are established to reduce deferred tax assets if it is more likely than not that all, or a portion, of the deferred tax asset will not be realized.

REVENUE RECOGNITION—The Company’s revenue is primarily from retail sales comprised of recorded music (including compact discs and audio cassettes), video sales (including recorded video cassettes, laser discs and DVD) and other complementary products (including books, magazines, blank tapes, video games, personal electronics and accessories) through the Company’s stores and are recognized at the point of the retail transaction. Reductions of revenues for returns by customers are generally provided at the point of the return due to infrequency and occurrence within short intervals of the sale and immateriality to the financial statements.

TRANSLATION OF FOREIGN CURRENCY—The value of the U.S. Dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company’s financial position and results of operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the functional currency of foreign subsidiaries is the local currency, therefore, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholders’ equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Gains and losses from these transactions are included in income as they occur, excluding gains and losses from long-term intercompany balances that are reported as a separate component of shareholders’ equity.

FORWARD EXCHANGE CONTRACTS—The Company enters into forward exchange contracts as an economic hedge against liabilities denominated in foreign currency. Market value gains and losses on hedge contracts are recognized in the statements of operations and offset forward exchange gains and losses recognized on the liabilities denominated in foreign currency. Counter parties to these forward exchange contracts are major financial institutions. Credit loss from counter party non-performance is not anticipated.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 133 require all derivative instruments to be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges under SFAS 133 must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in other comprehensive income until the underlying hedged item is recognized in earnings.

The Company adopted SFAS 133, as amended, on August 1, 2000. The Company records its derivatives on the balance sheet at fair value and reports adjustments to fair value through income. The effects to the financial statements are immaterial.

ADVERTISING EXPENSE—Advertising expenses are recorded as an expense when incurred. Cooperative advertising rebates and supplier promotional and in-store advertising reimbursements earned are recognized as reductions to advertising expense in the period the advertisements are run or the merchandising programs are provided. Certain other rebates and listening station fees from media vendors are also credited to advertising expense in the period the related advertising expenses are incurred. Such rebates and reimbursements are in consideration for ad production and placement activities performed by the Company, and are negotiated under contractual agreements on a case-by-case basis. Net advertising and marketing revenue was ($14,137,000), ($10,319,000) and ($9,060,000) for the years ended July 31, 2002, 2001 and 2000, respectively.

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS—In July 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business

Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead periodically test goodwill for impairment. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS 142. The Company’s adoption of SFAS 141 and 142 did not materially impact its financial position and results of operations.

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s future adoption of SFAS 143 has been assessed by the Company and determined the impact will not materially impact its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board finalized FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Subsequent to year-end, the Company adopted this SFAS on August 1, 2002 on a prospective basis which is in accordance with the newly issued guidance.

We are currently reviewing SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was issued in May 2002. The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing from operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

RECLASSIFICATIONS—Certain reclassifications have been made to conform prior years’ financial statements to the current year’s presentation.

NOTE 2—RESTRUCTURING EFFECTS AND LIQUIDITY

RESTRUCTURING EFFECTS. During the third quarter of the Company’s 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-phase restructuring plan that was adopted by the Company in February 2001 (the “Restructuring Plan”).

The Restructuring Plan contains several initiatives designed to improve the Company’s operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company’s Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company’s Canadian operations, closing under-performing domestic record, outlet and frame/gallery stores, and monitoring performance of additional stores. The Restructuring Plan also contains several initiatives intended to improve cash flow by reducing overhead expenses, reducing working capital and reducing capital expenditures until internally generated cash flow will support further growth. In fiscal 2002, the Company began implementation of the closure and possible franchising of its United Kingdom and Ireland operations. As a result, the Company has established and recorded a restructuring accrual for the United Kingdom and Ireland operations in the current period. Subsequent to year-end four out of eight stores in the United Kingdom have closed.

The Company began implementing its Restructuring Plan shortly after its adoption. Since the plan was implemented, the Company has closed seven out of ten of its stand-alone bookstores and has liquidated most of its book inventories. The Company has also closed several of its under performing record and outlet stores and has arranged for the sale of two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises through the sale of the operating entities and closed its Canadian operations. The Company has successfully reduced the number of new store openings and remodels, while overhead expenses, capital expenditures and working capital have also been closely managed to the Restructuring Plan. In accordance with the Restructuring Plan, the Company continues to monitor additional stores for possible future closure.

During fiscal 2002, the Company recorded pre-tax restructuring and asset impairment charges of $41.9 million, as a result of steps the Company is taking in connection with the Restructuring Plan. Of the $41.9 million in total pre-tax restructuring and asset impairment charges, $14.2 million related to inventory write-downs was recorded in cost of sales and $5.9 million in professional fees was recorded in selling, general and administrative expenses. The remaining $21.8 million of the total pre-tax restructuring and asset impairment charges were reported separately. The $21.8 million in charges included $13.6 million for the write-down of leasehold improvements and various other property in stores to be closed, $4.7 million for accrual of lease termination costs, and $2.9 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 509 employees at both the retail and corporate level, from clerks to management.

During fiscal 2001, the Company recorded pre-tax restructuring and asset impairment charges of $46.7 million, as a result of steps the Company is taking in connection with the Restructuring Plan. Of the $46.7 million in total pre-tax restructuring and asset impairment charges, $20.7 million related to inventory write-downs was recorded in cost of sales and $2.7 million in professional fees was recorded in selling, general and administrative expenses. The remaining $23.3 million of the total pre-tax restructuring and asset impairment charges were reported separately. The $23.3 million in charges included $14.2 million for the write-down of leasehold improvements and various other property in stores to be closed, $1.9 million for accrued and partially paid lease termination costs, and $1.6 million of involuntary termination and benefits. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 170 employees at both the retail and corporate level, from clerks to management.

As of July 31, 2000 there was no restructuring liability. During fiscal 2001, the Company recorded an estimated restructuring accrual of $19.5 million. The accrual related to leasehold improvement write-offs, lease termination costs, employee termination costs and other miscellaneous costs. These costs encompassed the closing of most domestic stand-alone bookstores, domestic under performing stores and the closing of the Company’s Argentina, Canadian, Hong Kong and Taiwan operations. Payments and charges against the accrual during 2001 were $17.2 million. At the end of fiscal 2001, the remaining restructuring liability was $2.3 million and was mainly comprised of the above costs that were accrued for and related to the closing of the remaining Canadian store. During fiscal 2002, changes in restructuring estimates of $300,000 and payments and charges of $2.6 million were recorded in connection with the closure of the Canadian store. During 2002, additional restructuring accruals of $24.2 million were recorded in connection with further domestic store closures, domestic corporate terminations and United Kingdom and Ireland store closures. Payments and charges against the accrual during 2002 were $17.4 million. At the end of fiscal 2002, the restructuring liability was $6.8 million and was mainly comprised of accruals for the United Kingdom and Ireland operations closing and two store closures in the United States.

The number of employees to be terminated related to the employee termination costs cover approximately 308 employees at both the retail and corporate level, from clerks to management primarily in the United Kingdom and Ireland.

The change in the restructure reserve estimates is primarily due to the closure of the Toronto store in October 2001 and the accrual for the closure and possible franchising of the United Kingdom and Ireland operations.

Management expects to substantially complete the final phase of the Restructuring Plan by mid-fiscal 2003. Upon completion of the Restructuring Plan and in conjunction with the hiring of a retail operations turnaround specialist, the Company plans to implement a new business plan targeted at improving operations, continue to monitor under performing stores and assets in addition to evaluating its ongoing working capital commitments. Any significant shortfalls in future operational results and recommendations made by the retail operations turnaround specialist could require the Company to implement additional restructuring efforts and continue to record charges to operations for restructuring costs, asset impairments and inventory reserves into future periods.

LIQUIDITY. The Company’s principal capital requirements are to fund working capital needs, the opening of new stores, the refurbishment and expansion of existing stores, and continued development of the Company’s technological infrastructure.

The Company refinanced its Senior Credit Facility (the “Credit Facility”) on October 11, 2002. In April 2001, the Company extended and restated on a short-term basis its outstanding obligations. The Credit Facility was further amended in October 2001, April 2002, June 2002, September 2002 and October 2002. The Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese Yen of 15,596,828,718, which was equivalent to $126.6 million at inception), with a maturity date, as amended, of October 11, 2002. Maximum borrowings available under the Credit Facility declined during its one-year term by $15 million in July 2001, $5 million in October 2001, and $10 million in December 2001. The Company met all scheduled reductions under the Credit Facility, as amended.

Subsequent to the end of fiscal 2002, on October 11, 2002, the Company completed the sale of its Japanese operations to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Net proceeds of $112.6 million from the sale were used to pay down the Company’s credit facility. The balance of the Company’s credit facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. The Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $ 35 million of the line of credit. On October 11, 2002 the line of credit had an outstanding balance of $61.1 million, with an additional $13.9 million available. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders.

The Company’s credit facility was, at July 31, 2002, and continues to be, subject to maximum borrowings, certain financial ratio tests and maintaining a minimum rolling quarterly EBITDA. In addition, the line of credit requires that the Company maintain a minimum cash availability level of $15 million. As of July 31, 2002, approximately $197.7 million was available under the Credit Facility, of which $193.6 million had been drawn. The $193.6 million includes an increase of $4.9 million due to Japanese Yen debt translated back to U.S. Dollars at the spot rate on July 31, 2002. (See Note 7).

The Company’s future operating performance and ability to service the notes, the line of credit and the term loan will be subject to the success of the Company’s restructuring efforts, future economic conditions and other factors, many of which are beyond the Company’s control. There can be no assurance or guaranty that the Company will be successful in its restructuring efforts. In the event the Company is unable to successfully implement its restructuring efforts, the Company’s business, financial position and results of operations would be materially and adversely affected.

Management’s plans for addressing this uncertainty include continued focus on cash flow improvements, margin improvement and further cost reductions related to the Company’s restructuring efforts. While it is the intent of the Company to implement the actions described, no assurance can be provided that the Company will be successful in its efforts. If the Company is not successful in its efforts, the operations of the Company would be materially and adversely affected. The accompanying financial statements do not include any adjustment that might result from the outcome of these uncertainties.

NOTE 3—EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

Loss available to common shareholder	$(57,203)	$(90,290)	$(10,140)

Weighted average shares outstanding for determination of:
Basic loss per share	1,000	1,000	1,000

Diluted loss per share	1,000	1,000	1,000

Basic loss per share:
On net loss	$(57,202.72)	$(90,290.12)	$(10,139.85)

Diluted loss per share is the same as basic loss per share since the Company has a simple capital structure with only common shares outstanding.

NOTE 4—RECEIVABLES

Receivables consist of (in thousands):

	July 31,

	2002	2001

Trade receivables, less allowance for doubtful accounts of $1,274 and $1,257 for 2002 and 2001, respectively	$17,812	$23,333
Officers and employees receivables, including notes, less allowance for doubtful accounts of $372 and $428 for 2002 and 2001, respectively	233	83
Other receivables, mainly income tax	8,844	8,389

	$26,889	$31,805

The Company has receivables of approximately $9,939,000 and $11,835,000 from sales of product for resale and supplies to unconsolidated foreign affiliates at July 31, 2002 and 2001 respectively, included in trade receivables.

NOTE 5—FIXED ASSETS

Fixed assets consist of (in thousands):

	July 31,

	2002	2001

Land	$9,724	$9,737
Buildings	18,636	19,101
Leasehold improvements	124,087	144,630
Video Rental	3,291	3,907
Store Fixtures	43,407	50,486
Equipment	141,586	141,623
Vehicles	295	461

	341,026	369,945
Less: accumulated depreciation and amortization	194,258	191,924

	$146,768	$178,021

The cost to build new store fixtures and improvements includes a portion of interest expense. Interest capitalized was $283,000 and $611,000 for the years ended July 31, 2002 and 2001 respectively.

Depreciation and amortization of fixed assets was $28,580,000, $32,452,000 and $30,658,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

NOTE 6—OTHER ASSETS

Other assets consist of (in thousands):

	July 31,

	2002	2001

Notes receivable, officers and employees, less current portion	$710	$1,084
Investment in foreign joint ventures	752	1,250
Securities and artwork	46	46
Cash surrender value of officers’ life insurance	5,987	9,425
Deposits	7,500	7,727
Goodwill, net of accumulated amortization of $166 for 2002 and $143 for 2001, respectively	484	507
Debt issuance costs and other intangibles assets, net of accumulated amortization of $15,203 for 2002 and $10,953 for 2001, respectively	4,581	6,937

	$20,060	$26,976

Cash surrender value of life insurance at July 31, 2002 includes $5.7 million net of loans,

from split value life insurance policies on the lives of the Company’s Parent’s principal shareholder and his wife for the benefit of certain family trusts. Under the terms of the policies, the Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company, except for one group of policies as to which the Company will receive the first proceeds of the policies up to the sum of the aggregate premiums paid by the Company plus $2,944,000 net of loans representing the cash surrender value of the policies when received by the Company in April 1998. The balance of the proceeds will be paid to trusts for the benefit of Russell Solomon, Michael Solomon and their family members. In October 2002, in conjunction with the Company’s refinancing efforts these Trusts terminated the split-dollar agreement with the Company and surrendered the policies to the Company. As a result, the individual policies will be cancelled and accordingly premiums approximating $3.3 million per year will be eliminated. Prior to this termination, premiums on these policies amounted to $3.3 million per year, which are recorded as expense, net of increases in the cash surrender value of the policies. Life insurance expense related to these policies amounted to $242,000, $231,000 and $282,000 in the years ended July 31, 2002, 2001 and 2000, respectively.

NOTE 7—LONG-TERM DEBT

Long-term debt consists of (in thousands):

	July 31,

	2002	2001

9.375% Senior Subordinated Notes, uncollateralized, interest payable semiannually, principal due May 2005	$110,000	$110,000
Senior Revolving Credit Facility, collateralized:
Dollar-based, variable interest payable monthly (5.38% to 7.25% at July 31, 2002), principal due October 2002	81,000	61,000
Yen-based, variable interest payable monthly (3.56% at July 31, 2002), principal due October 2002	112,590	116,069
Other obligations, 7.0% to 12.5%, principal and interest generally due in monthly installments, collateralized by certain real property, equipment and leasehold improvements	8,587	10,646

Total Long-term Debt	312,177	297,715
Less Current Portion	195,783	179,374

Non-current Debt	$116,394	$118,341

In April 1998 the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines, senior notes and term notes by consummating an offering of $110.0 million of 9.375% senior subordinated notes (the “Notes”) and entering into the Credit Facility, which was collateralized by a majority of the Company’s inventory, accounts receivable and a pledge of 65% of the capital stock of its Japanese subsidiary. The Notes have options to redeem in part at various premiums throughout the duration of the indenture, which mature in May 2005. The fair value of the notes approximated $35 million on July 31, 2002.

The Company refinanced the Credit Facility on October 11, 2002. In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under its senior revolving credit facility. The Credit Facility was further amended in October 2001, April 2002, June 2002, September 2002 and October 2002. The extended Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum Japanese Yen of 15,596,828,718, which was equivalent to $126.6 million at inception), with a maturity date, as amended, of October 11, 2002. Maximum borrowings under the Credit Facility as amended were scheduled to decline during its one-year term by $15 million in July 2001, $5 million in October 2001 and $10 million in December 2001. The Company met all scheduled reductions under the Credit Facility, as amended.

Subsequent to the end of fiscal 2002, on October 11, 2002, the Company completed the sale of its Japanese operations to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese yen (approximately $129 million at then-current exchange rates). Net proceeds from the sale of $112.6 million were used to pay down the Credit Facility. In connection with the sale of the Japanese subsidiary, the Company has refinanced this obligation subsequent to July 31, 2002. (See Note 19). The balance of the Credit Facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. The Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit. On October 11, 2002, the line of credit had an outstanding balance of $61.1 million, with an additional $13.9 million available. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders.

Maximum borrowings under both the Amended and Restated Term Loan Agreement and the asset-based line of credit are subject to a borrowing base formula, certain financial ratio tests and maintaining a minimum rolling quarterly EBITDA. Also, the new line of credit requires that the Company maintain minimum cash availability level of $15 million. Prior to its refinance, the Credit Facility bore interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR Rate, Yen Base Rate and Euro Rate, plus an annual facility fee payable by the Company. There were various restrictive terms and covenants relating to the occurrence of material adverse financial operating conditions, balance sheet coverage ratio, certain debt and certain limitations on additional indebtedness, sale-leaseback transactions, liens or encumbrances on substantially all of the Company’s assets, cash management arrangements, long-term transactions, capital expenditures, investments, acquisitions and new retail locations, mandatory commitment reductions and issuance of capital stock. At July 31, 2002 the Company was in compliance with affirmative and negative covenants.

Maturities of long-term debt obligations are as follows (in thousands):

Year Ending July 31,	Maturities

2003	$195,783
2004	1,564
2005	111,387
2006	199
2007	104
Thereafter	3,140

Total	$312,177

NOTE 8—INTEREST RATE INSTRUMENTS

During 2000 the Company was party to an interest rate swap covering debt with a total amount of $20.1 million (approximately Japanese Yen 2,200,000,000) outstanding. This swap agreement expired in March 2001. At July 31, 2002 the Company had no outstanding interest rate instruments.

NOTE 9—DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments approximates the related carrying value. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Notes Receivable — The carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The fair value of the Company’s subordinated notes was estimated based upon the global markets at which the bonds are traded as quoted by the market. The carrying value of the Company’s variable rate debt approximates fair value due to the variable nature of interest rates.

Deposits — The fair value is not determinable since there is no market for these deposits and the date of recovery of the amount on deposit depends on future events.

NOTE 10—SHAREHOLDERS’ EQUITY

COMMON STOCK—The Company’s articles of incorporation authorize issuance of two classes of common stock: Class A and Class B. Class A (5,000,000 authorized; none outstanding) and Class B (10,000,000 shares authorized; 1,000 outstanding) Common Stock have no par value and have the same rights and privileges except that Class A common has ten votes per share on all matters while Class B common has one vote per share on all matters and Class B common has priority voting rights, as a separate class, to elect twenty-five percent of the total membership of the Board of Directors.

PREFERRED STOCK—Preferred stock (1,000,000 shares authorized; none outstanding)

may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to or imposed upon unissued series of preferred stock and to fix the number of shares of any such series.

NOTE 11—LEASES

OPERATING LEASES—The Company leases substantially all of its retail stores, warehouses and administrative facilities. Those operating lease agreements expire through 2024 and generally have renewal options of one to twenty years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes.

Minimum future obligations on non-cancelable operating leases are as follows (in thousands):

Year Ending July 31,	Amount

2003	$45,385
2004	38,091
2005	36,134
2006	32,299
2007	28,116
Thereafter	117,478

Total Minimum Future Rental Payments	$297,503

Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for the years ended July 31, 2002, 2001 and 2000 are as follows (in thousands):

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

Minimum rentals	$71,475	$74,072	$74,845
Contingent rentals	5,668	6,076	6,204

	$77,143	$80,148	$81,049

NOTE 12—INCOME TAXES

The (benefit) provision for income taxes on income from operations consists of (in thousands):

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

Current:
U.S. Federal	$(4,533)	$(4,829)	$942
State and Local	598	1,115	1,786
Foreign	2,639	1,366	1,571

	(1,296)	(2,348)	4,299

Deferred:
U.S. Federal	(3,849)	25,366	(1,328)
State and Local	0	1,567	(682)
Foreign	3,849	(3,644)	(1,141)

	0	23,289	(3,151)

(Benefit) provision for income taxes	$(1,296)	$20,941	$1,148

The effective tax rates (i.e. provision for income taxes as a percent of income before income taxes) differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	FOR THE YEARS ENDED JULY 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax, at statutory rate	$(20,474)	35.0%	$(22,849)	35.0%	$(3,147)	-35.0%
State and local income taxes, net of federal income tax benefit	(1,519)	2.6%	(1,108)	1.7%	(352)	-3.9%
Change in federal tax law	(5,475)	9.4%	0	0	0	0
State franchise and capital tax	598	-1.0%	958	-1.5%	540	6.0%
Change in valuation allowance	26,137	-44.7%	42,213	-64.7%	3,012	33.5%
Foreign taxes	3,009	-5.1%	2,485	-3.8%	1,571	17.5%
Foreign tax credit recognized	(3,009)	5.1%	(1,330)	2.0%	(1,244)	-13.8%
Other, principally permanent differences	(563)	1.0%	572	-0.9%	768	8.5%

Provision for income taxes	$(1,296)	2.3%	$20,941	-32.2%	$1,148	12.8%

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	July 31,

	2002	2001

Deferred tax assets:
Foreign translation	$7,833	$8,495
Foreign and other tax credits	4,108	5,105
Cumulative translation adjustments to shareholders’ equity	19,438	13,504
Tax, but not book, gain on transactions between MTS and the Family Trusts	2,308	2,636
Net operating losses	30,209	19,218
Vacation accrual	1,059	1,003
Capitalized inventory costs	554	583
Differences between tax and accounting in inclusion of income from foreign operations	4,538	738
Other nondeductible expenses and accelerated income items	10,545	526

Total deferred tax assets	80,592	51,808

Deferred tax liabilities:
Depreciation and amortization	3,212	1,280
Other accelerated deductions and deferred income items	1,099	1,099
State tax	1,413	698

Total deferred tax liabilities	5,724	3,077

Net deferred tax assets before valuation allowance	74,868	48,731
Valuation allowance	74,868	48,731

Net deferred tax assets	$0	$0

Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows (in thousands):

	July 31,

	2002	2001

Current deferred tax assets	$0	$0
Non-current deferred tax assets	0	0

Net deferred tax assets	$0	$0

During 2000, the Company established a valuation allowance against deferred tax assets. During 2001, the Company increased the valuation allowance by $42.2 million to $48.7 million as of July 31, 2001. During 2002, the Company increased the valuation allowance by $26.2 to $74.9 million as of July 31, 2002. This increase was recorded to account for the uncertain recoverability of the deferred tax assets caused by the questions regarding the Company’s ability to achieve profitable operations and generate taxable income.

NOTE 13—EMPLOYEE BENEFITS

PROFIT SHARING—Substantially all full-time domestic employees with 24 months of service who have attained age 21 participate in the Company’s profit sharing retirement programs. The plans provide for discretionary contributions as determined annually by the Board of Directors of up to 15% of all eligible compensation. Costs under the plans are funded on an annual basis.

The Company also maintains a plan for employees of its Japanese subsidiary. The plan covers substantially all employees of the Japanese operations. The plan provides for a lump sum payment upon termination without cause based on term of service and compensation level. A liability for plan payments is accrued equal to the amount that would result from termination of all employees based on service to date and current compensation levels. As permitted by Japanese law, the plan is not funded. On October 11, 2002, this liability was sold in the sale of the Japanese operations.

SALARY DEFERRAL—In October 1998, the Company established a salary deferral plan (401(K) Plan). All employees with 12 months of service who have attained age 18 may join the 401 (K) Plan quarterly each year. All eligible employees may contribute up to 15% or $10,500 of their annual compensation on a pre-tax basis. The plan provides for a discretionary match determined annually by the Board of Directors.

Pension expense under the pension plans and salary deferral plan amounted to $729,000, $1,705,000 and $2,516,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

NOTE 14—SEGMENT AND GEOGRAPHIC INFORMATION:

SFAS No. 131 requires that the Company report financial and descriptive information about its reportable operating segments using the “management approach” model. Under the management approach model, segments are defined based on the way the Company’s management internally evaluates segment performance and decides how to allocate resources to segments. The Company has defined its only segment as retail sales of pre-recorded music and evaluates this based on geographic area.

The Company is a worldwide specialty retailer of pre-recorded music, video, books and other related products. Certain of the Company’s stores offer video and other products for rental. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers, and retail distribution methods, and as such are reported as a single segment.

Financial information relating to the Company’s principal foreign operations is as follows (in thousands):

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

Net Revenue
United States:
Unaffiliated customer sales	$529,783	$611,588	$627,405
Interarea transfers	23,533	19,678	22,233

	553,316	631,266	649,638

Japan:
Unaffiliated customer sales	371,995	365,116	359,909
Interarea transfers	—	—	—

	371,995	365,116	359,909

Great Britain and Ireland:
Unaffiliated customer sales	52,305	54,669	57,805
Interarea transfers	—	—	1,447

	52,305	54,669	59,252

Other:
Unaffiliated customer sales	5,188	28,468	31,132
Interarea transfers	—	—	—

	5,188	28,468	31,132

TOTAL	$982,804	$1,079,519	$1,099,931

Operating income (loss):
United States	$(23,160)	$(53,764)	$17,526
Japan	15,632	11,274	13,850
Great Britain and Ireland	(28,333)	(4,107)	(1,279)
Other	4,636	9,218	(5,307)

	$(31,225)	$(37,379)	$24,790

	July 31,

	2002	2001

Identifiable assets:
United States	$320,933	$359,903
Japan	145,048	135,612
Great Britain and Ireland	10,208	28,764
Other	(95)	2,696

	$476,094	$526,975

United States net revenue includes export sales to non-affiliated customers of $61,000, $517,000 and $1,435,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Interarea transfers relate to the Company’s distribution operations.

NOTE 15—SELECTED UNAUDITED QUARTERLY INFORMATION (in thousands, except per share)

	October 31,	January 31,	April 30,	July 31,	Fiscal
	2001	2002	2002	2002	2002

Sales	$226,694	$293,665	$225,217	$237,228	$982,804
Gross profits	70,513	80,479	70,459	69,121	290,572
Net loss	(11,272)	(9,373)	(8,623)	(27,935)	(57,203)

	October 31,	January 31,	April 30,	July 31,	Fiscal
	2000	2001	2001	2001	2001

Sales	$255,388	$322,988	$255,098	$246,045	$1,079,519
Gross profits	84,377	94,805	70,923	61,021	311,126
Net loss	(733)	(5,461)	(34,378)	(49,718)	(90,290)

NOTE 16—FORWARD EXCHANGE CONTRACTS

At July 31, 2002, the Company did not have any outstanding forward exchange contracts. These contracts are for the purpose of hedging liabilities denominated in U.S. Dollars. Market value gains and losses on these contracts are recognized in the statement of operations and offset foreign exchange gains and losses recognized on the liabilities denominated in U.S. Dollars.

NOTE 17—CONTINGENCIES

The Company is the subject of litigation arising in the normal course of business. In the opinion of management, the Company’s ultimate liability, if any, related to pending or threatened litigation would not materially affect its financial position or results of operations.

As a codefendant the Company is subject to three antitrust cases, which allege that, the named defendants were engaged in a conspiracy to fix the prices of CDs in violation of federal and state antitrust, unfair trade practices, and consumer protection statuses. These three antitrust complaints were filed following the May 10, 2000 announcement that the major music distributors had entered into a settlement agreement with the Federal Trade Commission. Subsequent to year-end, a settlement agreement was finalized and the Company’s portion of the settlement was for $275,000, which was accrued for at July 31, 2002.

The Company entered into a consulting contract with Chilmark Partners, LLC (“Chilmark”) on May 18, 2001. By letter to Chilmark dated June 12, 2002, the Company terminated the contract. On July 29, 2002, Chilmark filed suit against the Company in the U.S. District Court for the Northern District of Illinois, alleging breach of contract and seeking other remedies under the contract and attachment of proceeds of the Company’s sale of its Japan operations. In August 2002, Chilmark’s request for such an attachment was denied. The litigation continues with respect to Chilmark’s breach of contract claim and its request for damages under the terms of the contract. As of October 11, 2002, Chilmark’s total damage request was approximately $2.6 million. The

Company believes it has meritorious defenses with respect to each of Chilmark’s claims and intends to defend against the claims vigorously; however, the litigation is in the preliminary stage and there can be no assurance that the Company will prevail in this action. If Chilmark receives a favorable judgment for all or a substantial portion of the total $2.6 million in damages Chilmark is seeking, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

NOTE 18—RELATED PARTIES

The Company accrued royalty fees payable to certain of the trusts established for the benefit of Russell Solomon, Michael Solomon and their family members (the “Trusts”) for royalties charged to them for the use of the Trusts’ trademarks and logos. The Company was charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points, or 7.04% at July 31, 2002. The outstanding payable to the Trusts at July 31, 2002 and 2001 was approximately $15,491,000 and $12,966,000, respectively and was included in accounts payable. All such accrued royalty fees were paid to the Trusts on October 11, 2002.

Additional related-party transactions include lease expense to an affiliate of $567,000, $616,000 and $667,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

As of July 31, 2002, the Chairman of the Company’s Board of Directors owed the Company $287,000 under an interest-free loan and a merchandise account with the Company.

As of July 31, 2002, the Chief Executive Officer of the Company, owed the Company $37,000 under an interest-free merchandise account with the Company.

As of July 31, 2002, the Chief Operating Officer of the Company, owed the Company $71,000 under an interest-bearing loan and an interest-free merchandise account with the Company.

In fiscal 2002, the Company contracted Searson & Company, Inc., Certified Public Accountants, Inc., in the amount of $165,000 in consulting fees for assistance in the corporate finance department related to year-end activities and accrued an additional $23,261 in advisory services and cost reimbursement related to the sale of the Company’s Japan operations. Karen Searson, the spouse of DeVaughn D. Searson, the Company’s Chief Financial Officer, is the majority owner of Searson & Co. In addition, the Company paid $172,382 to Complete Data Services, Inc. for custodial and retrieval services related to the Company’s credit card transactions and chargebacks. Complete Data Services, Inc. is owned by Karen Searson.

NOTE 19—SUBSEQUENT EVENTS

On October 11, 2002, the Company completed the sale of its Japanese operations to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Estimated gain on the sale is approximately $38 million. Net proceeds from the sale were used to pay down the principal balance of the Japanese Yen denominated sub-facility which was approximately 13.5 billion Japanese Yen (approximately $112.6 million at then-current exchange rates).

The balance of the Company’s credit facility was refinanced on October 11, 2002, into an asset-based line of credit and a term loan, each of which has a maturity of April 1, 2005. The Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, position and years of service of the individuals who were serving as directors and executive officers of the Company, as of October 15, 2002. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

			Years
			with
Name	Age	Position	Tower

Russell M. Solomon	77	Chairman and Board Member	42
Michael T. Solomon	54	President and Chief Executive Officer	15
DeVaughn D. Searson	58	Chief Financial Officer, Executive Vice President, Secretary, Treasurer and Director	14
Keith Cahoon	46	Senior Vice President — Far East Operations	24
Andy D. Lown	37	Senior Vice President — European Operations	17
Robert Lorber	55	Director	4

RUSSELL M. SOLOMON, Founder, serves as Chairman and as a Director of the Company, and is a member of the Company’s Executive Committee. Mr. Solomon has served as President of the National Association of Recording Merchandisers (“NARM”) and as a Board member of the Video Software Dealers Association. Mr. Solomon is also a member of the Board of Directors of The Good Guys! Mr. Solomon is the father of Michael T. Solomon.

MICHAEL T. SOLOMON serves as President, Chief Executive Officer and as a Director of the Company and is a member of the Company’s Executive Committee. Mr. Solomon was appointed President and CEO of the Company in September 1998. From 1987 to the date of this appointment, Mr. Solomon was the Company’s General Counsel. Mr. Solomon presently serves on the NARM Board of Directors, has served on several NARM subcommittees and is a member of the California Bar Association. Mr. Solomon is the son of Russell M. Solomon.

DEVAUGHN D. SEARSON has served as the Company’s Chief Financial Officer since 1988 and was appointed Executive Vice President in 1998. Mr. Searson is a member of the Company’s Executive Committee. Mr. Searson has also served as a Director of the Company since May 1998. Prior to joining the Company, Mr. Searson was President and Managing Partner of Searson & Company, CPAs, the Company’s outside accounting firm at the time, and served as the Company’s outside accountant for 11 years. Mr. Searson is a certified public accountant.

KEITH CAHOON has served as Managing Director of the Company’s Far East

Operations since 1984. Mr. Cahoon is a member of the Company’s Executive Committee.

ANDY D. LOWN has been an employee of the Company since 1986 and currently serves as Managing Director of the Company’s European operations. Mr. Lown is a senior vice president of the Company. He also serves on the Board of the British Association of Record Dealers, the UK Charts Supervisory Committee, and the BPI Liaison Committee.

ROBERT LORBER became a director of the Company in 1998. Since 1976, Mr. Lorber has been President of Lorber-Kamai Consulting Group, which advises Fortune 500 clients on productivity improvement. He is also a professor at the Graduate School of Management at UC Davis.

On September 16, 2002, the Company entered into a consulting arrangement with BETSY BURTON to serve as a retail operations turnaround specialist. Ms. Burton has led retail turnarounds as chief executive officer of companies including Supercuts, a division of the Regis Corporation, PIP Printing Inc. and Cosmetic Center Inc. In addition, Ms. Burton currently serves on the Board of Directors of Staples, Inc., The Sports Authority Inc., Rent-A-Center, Inc. and Aeropostale, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company during each of the Company’s 2002, 2001 and 2000 fiscal years to the Company’s Chief Executive Officer and the next four highest-earning executive officers of the company for the fiscal year ended July 31, 2002 (the” Named Executive Officers”):

	Annual Compensation

					Other	All
					Annual	Other
Name and Principal					Compensa-	Compensa-
Position	Year		Salary	Bonus	tion	tion (a)

Russell M. Solomon	2002		$632,780	$300,000	$18,000	$0
Chairman	2001		632,780	300,000	36,000	0
	2000		632,780	447,000	39,000	7,872

Michael T. Solomon	2002		$360,400	$100,000	$18,000	$0 (f)
President and CEO	2001		360,400	100,000	36,000	0
	2000		360,400	100,000	39,000	7,872

DeVaughn D. Searson	2002		$228,106	$100,000	$18,000	$0
EVP and Chief Financial	2001		222,378	100,000	36,000	0
Officer	2000		201,916	100,000	39,000	7,872

Stanley L. Goman (b)	2002		$243,095	$100,000	$18,000	$0
EVP and Chief Operating	2001		222,349	100,000	27,000	0
Officer	2000		210,900	100,000	11,437	7,872

Ronald Nugent (b)	2002		$220,000	$106,250	$0	$0
EVP and Chief Marketing	2001		220,000	34,629	67,057	0
Officer	2000		0	0	0	0

Keith Cahoon	2002	(c)	$199,917	$0	$170,993	$0
SVP and Managing Director	2001	(d)	165,120	0	73,968	0
Far East Operations	2000	(e)	189,358	0	101,152	7,872

(a)	Represents Company contributions to the Company’s retirement plan.

(b)	Mr. Goman’s and Mr. Nugent’s employment with the Company was terminated on October 14, 2002.

(c)	Calculated at an exchange rate of 120 Japanese Yen per U.S. Dollar, the rate on the spot market at July 31, 2002.

(d)	Calculated at an exchange rate of 125 Japanese Yen per U.S. Dollar, the rate on the spot market at July 31, 2001.

(e)	Calculated at an exchange rate of 109 Japanese Yen per U.S. Dollar, the rate on the spot market at July 31, 2000.

(f)	Does not include split-dollar life insurance premiums paid on the lives of Russell M. Solomon and Doris E. Solomon for the benefit of certain Family Trusts described in “Certain Relationships and Related Transactions-Life Insurance.”

EMPLOYMENT AGREEMENTS

The Company entered into a letter agreement with Ron Nugent as the Company’s Chief Marketing Officer. The letter agreement provided for Mr. Nugent to receive an annual base salary of $220,000 per year, subject to discretionary annual increases, and an annual target bonus of up to $75,000. Mr. Nugent received a relocation allowance pursuant to the agreement and is entitled to receive other standard employee benefits in accordance with the Company’s benefit plans. Under the agreement, Mr. Nugent’s employment could be terminated by either the Company or Mr. Nugent at any time, provided that, in the event that the Company terminated Mr. Nugent’s employment without cause, Mr. Nugent would receive severance pay in an amount equal to up to four months’ salary for each full year that he was employed by the Company and would be entitled to participate in certain future severance plans if adopted by the Company. Mr. Nugent’s employment was terminated by the Company on October 14, 2002.

In connection with the Company’s efforts to sell its Japan operations, the Company entered into a retention agreement with Keith Cahoon dated October 11, 2002, pursuant to which the Company agreed to pay Mr. Cahoon Japanese Yen 95,480,000 (approximately $797,000 at current exchange rates). One half the amount was paid upon the sale of the Company’s Japan operations and the remainder is payable six months after October 11, 2002.

In connection with the Company’s efforts to restructure its operations in the United Kingdom and Ireland, the Company entered into a retention agreement with Andy Lown dated August 9, 2002, pursuant to which the Company agreed to pay Mr. Lown British Pound Sterling 30,000 (approximately $47,000 at current exchange rates) immediately upon execution of the agreement and a maximum payment of up to British Pound Sterling 450,000 (approximately $704,000 at current exchange rates) upon the occurrence of specified events relating to the restructuring of the Company’s operations in the United Kingdom and Ireland.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

The Company’s Articles of Incorporation contain provisions that eliminate the personal liability of its directors for monetary damages to the fullest extent permitted by law and authorize the Company to indemnify its directors and officers to the fullest extent permitted by law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the California Corporations Code, including advancement of expenses to the indemnities, the indemnities right to select counsel and continuation of indemnification after indemnities’ separation from the Company. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities arising from willful misconduct of a culpable nature and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All matters concerning executive compensation in fiscal 2002 were addressed by the full Board of Directors of the Company, the members of which were Russell M. Solomon, Michael T. Solomon, DeVaughn D. Searson, and Robert Lorber. Russell Solomon was also the Company’s Chairman of the Board in fiscal 2002. Michael T. Solomon was also the Company’s President and Chief Executive Officer in fiscal 2002 and DeVaughn D. Searson was also the Company’s Chief Financial Officer in fiscal 2002. None of the executive officers of the Company served as a member of the compensation committee of any other entity during the fiscal year ended July 31, 2002.

Russell Solomon and Michael Solomon entered into certain transactions with the Company in fiscal 2002. As of July 31, 2002, Russell Solomon, the Chairman and a director of the Company, owed the Company $18,672 and $268,772 under loans from and a merchandise account, respectively, with the Company, both of which are interest-free. As of July 31, 2002, Michael Solomon, President, Chief Executive Officer and a director of the Company, owed the Company $36,956 under a merchandise account with the Company, which is interest-free.

The Company accrued royalty fees payable to certain of the trusts established for the benefit of Russell Solomon, Michael Solomon and their family members (the “Trusts”) for royalties charged to them for the use of the Trusts’ trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points, or 7.04% at July 31, 2002. The outstanding payable to the Trusts was approximately $15,491,000 at July 31, 2002 and was included in accounts payable at fiscal 2002 year-end. All accrued royalty fees payable to the Trusts were paid on October 11, 2002.

The Company made lease payments to Solomon Properties LLC, an affiliate of the Trusts, of $567,000 in fiscal 2002.

REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of the Company is principally responsible for establishing and administering the executive compensation program of the Company, including approving salary increases for the Company’s key executives and administering the Company’s annual bonus plan. The following report addresses the Board of Director’s objectives and its actions and decisions with respect to executive compensation for the fiscal year ended July 31, 2002.

Compensation Philosophy and Objectives

The components of the executive compensation program are salary and annual bonus awards. The program is designed to attract and retain competent people with competitive salaries and to compensate executive officers for individual and Company performance that contribute to achievement of the Company’s objectives.

Base Salary. Annual salary recommendations for the Company’s executive officers (other than the Chief Executive Officer) were made to the Board by the Chief Executive Officer. The Board of Directors reviewed the recommendations, taking into consideration the competitive level of salaries in the industry, the absence of equity-based compensation, the performance of the department under the executive officer’s management control, achievement of operational objectives and the individual executive officer’s responsibilities, contribution and performance. Following its review, the Board of Directors then approved, with any modifications it deemed appropriate, or disapproved the recommendations made by the Chief Executive Officer. Because of the Company’s performance in fiscal 2001, with the exception of a limited number of individuals, the salaries of the Company’s executive officers generally were not increased in fiscal 2002 from fiscal 2001 levels.

Annual Bonus. The Company’s Chief Executive Officer, Chief Operating Officer, Chief Marketing Officer and Chief Financial Officer are eligible for annual bonus awards based on the Company’s bonus plan, which was established during 1998. Awards under the plan are granted to compensate key executive officers for increases in their management responsibility, achievement of operational objectives and the absence of equity-based compensation. In light of the Company’s performance in fiscal 2001, the Board did not increase bonus awards in fiscal 2002 from fiscal 2001 levels.

Chief Executive Officer’s Compensation

The Company’s Chief Executive Officer’s base annual compensation for fiscal 2002 was determined by evaluating the factors discussed above in connection with reviewing salary recommendations for executive officers of the Company, assessing the overall performance of the Chief Executive Officer, comparing the base salary of the Chief Executive Officer to that of other chief executive officers in the music retail industry and evaluating the performance of the Company. The Chief Executive Officer’s base annual compensation for fiscal 2002 was not increased from his base annual compensation in fiscal 2001.

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

The Board of Directors

Russell M. Solomon Michael T. Solomon DeVaughn D. Searson Robert Lorber

COMPENSATION OF DIRECTORS

Each member of the Board of Directors has been elected to serve until his successor has been elected and qualified. The Company’s employees who serve as directors receive $3,000 as separate compensation for their services as directors for each Board of Directors meeting attended. Because of the Company’s performance in fiscal 2001, this compensation was suspended after the January 2002 Board meeting. Robert Lorber, the Company’s only non-employee director, received $69,000 plus expenses for his service as a director and consultant to the Company during the Company’s 2002 fiscal year, which included $3,000 for each Board of Directors meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of October 15, 2002 by (i) each person who is known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) The Named Executive Officers, and (iv) all directors and Named Executive Officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Company’s Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws.

Amount and
Nature of
	Beneficial	Percentage
Name and Address of Beneficial Owner (a)	Ownership (b)(c)	Ownership

Russell M. Solomon (d)	620	62.00%
Michael T. Solomon (e)	372	37.20%
DeVaughn D. Searson	—	—
Stanley L. Goman (f)	—	—
Ronald Nugent (f)	—	—
Keith Cahoon	—	—
Andy Lown	—	—
Robert Lorber	—	—

All directors and officers as a group (7 persons)	992	99.20%

(a)  The address of each named individual is the address of the principal executive office of the Company as set forth herein.

(b)  The numbers presented indicate the number of shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. As of October 15, 2002, the Company had no such options or warrants outstanding.

(c)  Such share amounts solely reflect indirect ownership of the Class B Common Stock of the Company, the only outstanding class of capital stock of the Company. There are 1,000 shares of Class B Common Stock of the Company outstanding, all of which are owned by the Company’s parent corporation, Tower Records, Incorporated, and Russell Solomon beneficially owns 620 shares, or 62% and Michael Solomon, beneficially owns 372 shares, or 37.2%, of the outstanding Common Stock of Tower Records, Incorporated.

(d)  Russell Solomon has sole voting and investment power with respect to such shares as Trustee of the Russell Solomon Trust.

(e)  Michael Solomon has sole voting and investment power with respect to 364 of such shares as Trustee of the Michael T. Solomon 1994 Trust (the “Michael Solomon Trust”), the David Solomon 1994 Trust (the “David Solomon Trust”), the Andrew Solomon Trust, and the Aaron O. Solomon Trust, which own 180, 180, 2 and 2 of such shares, respectively. Michael Solomon is also the beneficiary of the Michael Solomon Trust.

(f)  Mr. Goman’s and Mr. Nugent’s employment with the Company was terminated on October 14, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LIFE INSURANCE

The Company maintains split-dollar insurance policies on the lives of Russell M. Solomon and Doris E. Solomon for the benefit of the Michael Solomon Trust and the David Solomon Trust. The aggregate annual premiums on such policies paid by the Company are approximately $3.6 million. The Company will receive the first proceeds of the policies up to the aggregate premiums paid by the Company after the reorganization date plus $14,874,000 representing the cash value of the policies when received by the Company in April 1998. The split-dollar life insurance agreement was terminated as of October 11, 2002.

In addition, the Company maintains key-man life insurance policies on the lives of certain executive officers of the Company. Aggregate annual premiums on such policies are approximately $300,000. The Company is the beneficiary of the key-man policies.

CERTAIN INDEBTEDNESS OF MANAGEMENT AND AFFILIATES

As of July 31, 2002, Russell Solomon, the Chairman and a director of the Company, owed the Company $18,672 and $268,772 under loans from and a merchandise account, respectively, with the Company, both of which are interest-free.

As of July 31, 2002, Michael Solomon, President, Chief Executive Officer and a director of the Company, owed the Company $36,956 under a merchandise account with the Company, which is interest-free.

As of July 31, 2002, Stanley Goman, the Chief Operating Officer of the Company, owed the Company $71,327 under an interest-free merchandise account, with the Company.

The Company has accrued royalty fees payable to the Trusts for royalties charged to them for the use of the Trusts’ trademarks and logos. The Company is charged interest on the unpaid balance at current six month U.S. Treasury Bill Rates, plus 250 basis points, or 7.04% at July 31, 2002. As of July 31, 2002, the outstanding payable to the Trusts was approximately $15,491,000 and was included in accounts payable. All such accrued royalty fees were paid to the Trusts on October 11, 2002.

The Company made lease payments to Solomon Properties LLC, an affiliate of the Trusts, of $567,000 in fiscal 2002.

EMPLOYMENT AND OTHER AGREEMENTS

For information regarding employment and other agreements between the Company and its executive officers, please see “Executive Compensation—Employment Agreements” and “Executive Compensation—Limitation of Liability and Indemnification Matters.”

CERTAIN BUSINESS RELATIONSHIPS

In fiscal 2002, the Company contracted Searson & Company, Inc., Certified Public Accountants, Inc., in the amount of $165,000 in consulting fees for assistance in the corporate finance department related to year-end activities and accrued an additional $23,261 in advisory services and cost reimbursement related to the sale of the Company’s Japan operations. Karen Searson, the spouse of DeVaughn D. Searson, the Company’s Chief Financial Officer, is the majority owner of Searson & Co. In addition, the Company paid $172,382 to Complete Data Services, Inc. for custodial and retrieval services related to the Company’s credit card transactions and chargebacks. Complete Data Services, Inc. is owned by Karen Searson.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.       Financial Statements.

                    The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

            2.     Financial Statement Schedules.

                    All financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included.

            3.     Exhibits.

                    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(a)	Reports on Form 8-K.

On June 24, 2002, the Company filed a Form 8-K relating to the completion of the Fourth Amendment dated as of June 23, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, among the Company, Tower Records Kabushiki Kaisha (“TRKK”), the lenders party thereto and JPMorgan Chase Bank as administrative agent.

On July 23, 2002, the Company filed a Form 8-K relating to an agreement on terms to refinance the Company’s then-existing credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ RUSSELL M. SOLOMON Russell M. Solomon	Chairman and Director	November 5, 2002

/s/ MICHAEL T. SOLOMON Michael T. Solomon	President and Director	November 5, 2002

/s/ DEVAUGHN D. SEARSON DeVaughn D. Searson	Executive Vice President, Chief Financial Officer and Director	November 5, 2002

MTS, INCORPORATED

(Registrant)

By:	/s/ DEVAUGHN D. SEARSON

DeVaughn D. Searson Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael T. Solomon, Chief Executive Officer of MTS, Incorporated, (the “Registrant”), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Annual Report on Form 10-K of the Registrant (the “Report”)

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in the Report.

Dated: November 5, 2002	/s/ Michael T. Solomon Michael T. Solomon, Chief Executive Officer

I, DeVaughn D. Searson, Chief Financial Officer of MTS, Incorporated, (the “Registrant”), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Annual Report on Form 10-K of the Registrant (the “Report”)

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in the Report.

Dated: November 5, 2002	/s/ DeVaughn D. Searson DeVaughn D. Searson, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit		Description

3.1	(1)	Restated Articles of Incorporation of MTS, Incorporated filed with the California Secretary of State on September 22, 1994

3.2	(1)	Bylaws of MTS, Incorporated

4.1	(2)	Purchase Agreement dated as of April 23, 1998 between the Registrant, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

4.2	(2)	Indenture dated as of April 23, 1998 by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee

4.3	(2)	Exchange and Registration Rights Agreement dated as of April 20, 1998 by and among the Registrant and Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the initial purchases

4.4	(2)	Form of 9 3/8% Senior Subordinated Note due 2005

10.1	(2)	Credit Agreement dated as of April 23, 1998 by and among the Company, Tower Records Kabushiki Kaisha (“TRKK”), the Lenders party thereto, and The Chase Manhattan Bank as Administrative Agent

10.2	(1)	Japanese Security Agreement dated as of April 23, 1998

10.3	(1)	MTS, Incorporated Security Agreement dated as of April 23, 1998

10.4	(3)	Agreement between the Company and Christopher Hopson dated as of August 10, 2000

10.5	(4)	Amended and Restated Credit Agreement dated as of April 27, 2001 by and among the Company, TRKK, the Lenders party thereto, and The Chase Manhattan Bank as Administrative Agent

10.6	(5)	First Amendment, dated as of October 5, 2001, to the Amended and Restated Credit Agreement dated as of April 27, 2001 by and among the Company, TRKK, the Lenders party thereto, and The Chase Manhattan Bank as Administrative Agent

10.7	(6)	Stock Purchase Agreement, dated as of April 11, 2002, by and between the Company and Valtona Holding B.V. (“Valtona”)

10.8	(6)	Second Amendment, dated as of April 1, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, by and among the Company, TRKK, the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent

10.9	(7)	Letter Amendment dated May 21, 2002 to Stock Purchase Agreement, dated as of April 11, 2002, by and between the Company and Valtona

Exhibit		Description

10.10	(7)	Third Amendment and Waiver, dated as of April 30, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, by and among the Company, TRKK, the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent

10.11	(8)	Fourth Amendment, dated as of June 23, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, by and among the Company, TRKK, the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent

10.12	(9)	Letter Agreement dated as of August 14, 2002 between the Company and Vespasianus Co., Ltd. (“Vespasianus”) amending that certain Stock Purchase Agreement dated as of April 11, 2002 between the Company and Valtona, as assigned to Vespasianus by Valtona

10.13	(10)	Letter Agreement dated as of August 30, 2002 between the Company and Vespasianus amending that certain Stock Purchase Agreement dated as of April 11, 2002 between the Company and Valtona, as assigned to Vespasianus by Valtona

10.14	(11)	Letter Agreement dated as of September 13, 2002 between the Company and Vespasianus amending that certain Stock Purchase Agreement dated as of April 11, 2002 between the Company and Valtona, as assigned to Vespasianus by Valtona

10.15	(12)	Fifth Amendment, dated as of September 12, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, by and among the Company, TRKK, the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent

10.16	(13)	Sixth Amendment, dated as of September 30, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, by and among the Company, TRKK, the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent

10.17	(13)	Letter Agreement dated as of September 27, 2002 between the Company and Vespasianus amending that certain Stock Purchase Agreement dated as of April 11, 2002 between the Company and Valtona, as assigned to Vespasianus by Valtona

10.18	(14)	Seventh Amendment and Consent, dated as of October 4, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, by and among the Company, TRKK, the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent

10.19	(15)	Loan and Security Agreement, dated October 9, 2002, by and among the Company, Three A’s Holdings, L.L.C., the lenders party thereto and The CIT Group/Business Credit, Inc., as administrative and collateral agent

10.20	(15)	Amended and Restated Term Loan Agreement, dated as of October 9, 2002, among the Company, the lenders party thereto and JPMorgan Chase Bank, as

Exhibit	Description

administrative agent and collateral agent

10.21	Retention agreement between the Company and Keith Cahoon dated as of October 11, 2002

10.22	Retention agreement between the Company and Andy Lown dated as of August 9, 2002

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Previously filed with the Amendment No. 2 to the S-4 Registration Statement on July 23, 1998

(2)	Previously filed with the Company’s Form S-4 Registration Statement on June 1, 1998

(3)	Previously filed with the Company’s Report on Form 10-K for the fiscal year ended July 31, 2000

(4)	Previously filed with the Company’s Report on Form 10-Q for the quarter ended April 30, 2001

(5)	Previously filed with the Company’s Report on Form 8-K dated October 8, 2001

(6)	Previously filed with the Company’s Report on Form 8-K dated April 11, 2002

(7)	Previously filed with the Company’s Report on Form 10-Q for the quarter ended April 30, 2002

(8)	Previously filed with the Company’s Report on Form 8-K dated June 24, 2002

(9)	Previously filed with the Company’s Report on Form 8-K dated August 16, 2002

(10)	Previously filed with the Company’s Report on Form 8-K dated September 3, 2002

(11)	Previously filed with the Company’s Report on Form 8-K dated September 13, 2002

(12)	Previously filed with the Company’s Report on Form 8-K dated September 20, 2002

(13)	Previously filed with the Company’s Report on Form 8-K dated October 3, 2002

(14)	Previously filed with the Company’s Report on Form 8-K dated October 9, 2002

(15)	Previously filed with the Company’s Report on Form 8-K dated October 18, 2002