Form 10-Q
period 2002-10-31
MTS INC
filed 2002-12-16
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

x	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2002
or

o	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period
from ________ to ________

Commission File Number
333-54035

MTS, INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-1500342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Del Monte Street, West Sacramento, CA 95691
(Address of principal executive office)

916-373-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No x

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 31, 2002
Class B Common Stock, no par value	1,000 shares

MTS, INCORPORATED

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of October 31, 2002, 2001 and July 31, 2002	3
Consolidated Statements of Income for the three months ended October 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the three months ended October 31, 2002 and 2001	5
Consolidated Statements of Comprehensive Income for the three months ended October 31, 2002 and 2001	6
Notes to Consolidated Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 6. Exhibits and Reports on Form 8-K	23-24
Signatures	25
Certification of the Chief Executive Officer	26-27
Certification of the Chief Financial Officer	28-29
Index of Exhibits	30
Exhibit 99.1	31
Exhibit 99.2	32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2002, 2001 AND JULY 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	OCTOBER 31,	OCTOBER 31,	JULY 31,
	2002	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$12,180	$8,723	$7,477
Receivables, net	13,893	23,701	21,710
Merchandising inventories	189,714	197,657	167,609
Prepaid expenses	7,359	6,260	8,055

Total current assets	223,146	236,341	204,851
Fixed assets, net	110,683	141,113	114,894
Other assets	16,274	15,424	13,210
Assets of discontinued operations	—	139,883	145,049

Total assets	$350,103	$532,761	$478,004

Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities:
Current maturities of long-term debt	$4,667	$75,844	$82,776
Accounts payable	128,722	130,097	112,904
Reserve for restructuring costs	6,543	481	6,839
Accrued liabilities	32,315	31,058	28,664
Deferred revenue, current portion	1,990	2,233	2,286

Total current liabilities	174,237	239,713	233,469
Long-term Liabilities:
Long-term debt, less current maturities	204,739	117,406	115,771
Deferred revenue, less current portion	115	128	118
Liabilities of discontinued operations	—	165,982	169,433

Total liabilities	379,091	523,229	518,791

Shareholders’ (Deficit) Equity:
Common stock:
Class B, no par value; 10,000,000 shares authorized; 1,000 shares issues and outstanding at October 31, 2002, October 31, 2001 and July 31, 2002	6	6	6
Retained (deficit) earnings	(18,514)	24,576	(21,355)
Accumulated other comprehensive income	(10,480)	(15,050)	(19,438)

Total shareholders’ (deficit) equity	(28,988)	9,532	(40,787)

Total liabilities and shareholders’ (deficit) equity	$350,103	$532,761	$478,004

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	OCTOBER 31,
	2002	2001

Net revenue	$130,122	$140,120
Cost of sales (a)	89,786	96,435

Gross Profit	40,336	43,685
Selling, general and administrative expenses (b)	43,255	44,172
Restructuring and asset impairment (gain) costs	(55)	83
Depreciation and amortization	5,328	5,733

Loss from operations	(8,192)	(6,303)
Other income and (expenses):
Interest Expense	(5,848)	(6,143)
Foreign currency translation gain (loss)	28	(301)
Other expenses	(328)	(30)

Loss from continuing operations before taxes	(14,340)	(12,777)
Provision for income taxes	47	131

Loss from continuing operations	(14,387)	(12,908)
Discontinued operations (Note 2)
Income from operations of discontinued Japanese operations (Including gain on disposal of $36,019, net of tax)	37,400	1,636

Net income (loss)	$23,013	$(11,272)

(a)	Includes $0 and $1.5 million of inventory write-downs related to the Restructuring Plan for the three months ended October 31, 2002 and 2001, respectively.

(b)	Includes $800,000 and $1.4 million in professional fees related to the Restructuring Plan for the three months ended October 31, 2002 and 2001, respectively.

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	OCTOBER 31,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$23,013	$(11,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Discontinued operations	(37,400)	(1,636)
Depreciation and amortization	6,697	7,665
Restructuring and asset impairment costs	510	(381)
Recovery for losses on accounts receivable	(10)	(79)
Loss on disposal of depreciable assets	99	301
Exchange loss/(gain)	266	(603)
Other non-cash expense	220	228
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	7,817	2,246
Inventories	(22,105)	(16,436)
Prepaid expenses	696	(1,311)
Accounts payable	15,818	9,270
Accrued liabilities	3,651	1,169
Deferred revenue	(299)	(459)

Net cash used in operating activities	(1,027)	(11,298)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	109,532	—
Acquisition of fixed assets	(1,094)	(1,448)
Acquisition of investments	—	(140)
Increase in deposits	(2)	(84)
Increase in intangibles	(52)	(56)

Net cash provided by (used in) investing activities	108,384	(1,728)

Cash flows from financing activities:
Payment on long-term financing agreements from sale of discontinued operations	(108,859)	—
Proceeds from life insurance loans	—	3,526
Proceeds from employee loan payments	—	105
Debt issuance costs	(4,163)	(907)
Principal payments under long-term financing agreements	(114,328)	(14,461)
Proceeds from issuance of long-term financing agreements	125,187	30,526

Net cash (used in) provided by financing activities	(102,163)	18,789

Net cash from sale of discontinued operations	157	(3,945)
Effect of exchange rate changes on cash	(648)	(3,739)

Net increase (decrease) in cash and cash equivalents	4,703	(1,921)
Cash and cash equivalents, beginning of period	7,477	10,644

Cash and cash equivalents, end of period	$12,180	$8,723

Cash paid for interest	$3,811	$5,244

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	OCTOBER 31,
	2002	2001

Net income (loss)	$23,013	$(11,272)
Other comprehensive income, net of tax:
Reversal of other comprehensive income related to the sale of Japanese subsidiary, net of tax	(11,143)	—
Foreign currency translation	(71)	(585)

Comprehensive income (loss)	$11,799	$(11,857)

See accompanying notes to the consolidated financial statements.

MTS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MTS, Incorporated and its majority and wholly owned subsidiaries (the “Company”). In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and restructuring and asset impairment charges) necessary to present fairly its consolidated financial position as of October 31, 2002 and the results of its operations and cash flows for the three months ended 2002 and 2001. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

NOTE 2 – DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese operations, Tower Records Kabushiki Kaisha (“TRKK”), to Nikko Principal Investments Japan Ltd. The Company sold all authorized and issued capital stock for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Note 6, net proceeds were used to pay down the Credit Facility (defined in Note 6). The recording of the sale resulted in a $36.0 million gain, net of $4.4 million in taxes. In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the current year results of operations have been classified as discontinued. Additionally, all prior period consolidated financial statements presented have been reclassified for the discontinued operations.

Net income from discontinued operations, excluding the sale, is as follows:

	Three Months Ended	Three Months Ended
	October 31, 2002	October 31, 2001

Total Revenue	$66,313	$86,573
Total Expense	64,932	84,937

Net Income	$1,381	$1,636

Assets and liabilities of discontinued operations primarily consist of the following:

	As of	As of
	October 31, 2001	July 31, 2002

Assets:
Cash	$20,763	$29,876
Inventory	70,421	68,763
Fixed Assets	32,703	31,873
Other	15,996	14,537

Assets of discontinued operations	$139,883	$145,049

Liabilities:
Current maturities of long-term debt	$113,643	$113,007
Accounts Payable and Accrued Liabilities	41,388	39,918
Other	10,951	16,508

Liabilities of discontinued operations	$165,982	$169,433

NOTE 3 — TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in foreign countries, these fluctuations affect the Company’s financial position and results of operations. In accordance with SFAS No. 52, Foreign Currency Translation, all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all income statement items have been translated using the weighted average exchange rates during the respective years. The net gain or loss resulting from translation upon consolidation into the financial statements is reported as a separate component of shareholders’ equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in income as they occur. The Company recorded a net translation gain of approximately $28,000 for the three months ended October 31, 2002 and a net translation loss of approximately $301,000 for the three months ended October 31, 2001. These amounts primarily represent the volatility of currencies in international countries in which the Company does business.

NOTE 4 — INCOME TAXES

The effective income tax rates for the three months ended October 31, 2002 and 2001 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit and foreign taxes. The Company has reserved all remaining deferred tax assets at October 31, 2002 and 2001 due to the uncertainty of future utilization.

NOTE 5 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the third quarter of the Company’s 2001 fiscal year, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts. These efforts produced a three-phase restructuring plan that was adopted by the Company in February 2001 (the “Restructuring Plan”).

The implemented Restructuring Plan contains several initiatives designed to improve the Company’s operations, including closing and liquidating most stand-alone and combination bookstores, selling the Company’s Argentina, Hong Kong, Taiwan and Singapore operations and converting them to franchises, closing the Company’s Canadian operations, closing under-performing domestic record, outlet and frame/gallery stores, and monitoring the performance of additional stores. The Restructuring Plan also contains several initiatives intended to improve cash flow by reducing overhead expenses, reducing working capital and reducing capital expenditures until internally generated cash flow will support future needs, and an effort to reduce the Company’s long-term debt by selling the Company’s Japanese operations. In fiscal 2002, the Company began implementation of the possible franchising and closure of its United Kingdom and Ireland operations. As a result, the Company established and recorded a restructuring accrual for the United Kingdom and Ireland operations in fiscal 2002. In the first quarter of fiscal 2003, four out of eight stores in the United Kingdom were closed.

The Company began implementing its Restructuring Plan shortly after its adoption. Since the plan was implemented, the Company has closed seven out of ten of its stand-alone bookstores and has liquidated most of its book inventories. The Company has also closed several of its under-performing record and outlet stores and has arranged for the sale of two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises through the sale of the operating entities and closed its Canadian operations. The Company has successfully reduced the number of new store openings and remodels, while maintaining its trademark local shopping experience and deep selection at its existing stores overhead expenses. Capital expenditures and working capital have also been closely managed to the Restructuring Plan. In accordance with the Restructuring Plan, the Company continues to monitor additional stores for possible future closure.

During the three months ended October 31, 2002, the Company recorded pre-tax restructuring charges of $800,000 for professional fees related to the Company’s restructuring efforts, which are recorded in selling, general and administrative expenses. The $(55,000) of restructuring asset gains are a result of premiums received for two of the United Kingdom leases.

During the three months ended October 31, 2001, the Company recorded pre-tax restructuring and asset impairment charges of $3.0 million. Of the $3.0 million in total pre-tax restructuring and asset impairment charges, $1.5 million related to inventory write-downs was recorded in cost of sales and $1.4 million in professional fees was recorded in selling, general and administrative expenses. The $83,000 of restructuring and asset impairment charges are a result of involuntary termination and benefits and other store closing costs.

At July 31, 2002, a restructuring accrual of $6.8 million remained on the balance sheet, which was comprised mainly of accruals for the closing of the United Kingdom and Ireland operations and two store closures in the United States. Payments and charges against the accrual during the three months ended October 31, 2002 were approximately $300,000 relating mainly to the closure costs of four stores in the United Kingdom. At October 31, 2002, the remaining restructuring liability was $6.5 million and was mainly comprised of accruals for remaining store closures in the United Kingdom and in Ireland as well as one store closure in the United States.

Management expects to substantially complete the final phase of the Restructuring Plan by mid-fiscal 2003. Upon completion of the Restructuring Plan and in conjunction with the hiring of a retail operations turnaround specialist, the Company plans to implement a new business plan targeted at improving operations, continue monitoring under-performing stores and assets, and evaluate its ongoing working capital investments. The new business plan will require the Company to implement additional restructuring efforts and continue to record charges to operations for restructuring costs, and possible asset impairments and inventory reserves in future periods.

NOTE 6 – LONG-TERM DEBT

In April 1998, the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines, senior notes and term notes by consummating an offering of $110.0 million of 9.375% senior subordinated notes (the “Notes”) and entering into a senior revolving credit facility, which was collateralized by a majority of the Company’s inventory, accounts receivable and a pledge of 65% of the capital stock of its Japanese subsidiary (the “Credit Facility”). The Notes have options to redeem in part at various premiums throughout the duration of the indenture, which mature in May 2005.

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

On October 11, 2002, the Company completed the sale of its Japanese operations to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Net proceeds from the sale of $108.8 million were used to pay down the Credit Facility. The balance of the Credit Facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. The Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit, which had not been achieved at October 31, 2002. Interest is based upon a formula of prime plus certain percentage increases based upon excess availability levels achieved each month. On October 31, 2002, the line of credit had an outstanding balance of $64.8 million, with an additional $10.2 million available. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders, with an outstanding balance of $25 million at October 31, 2002.

Maximum borrowings under both the Amended and Restated Term Loan Agreement and the asset-based line of credit are subject to a borrowing base formula, certain financial ratio tests and maintaining a minimum rolling quarterly EBITDA. Also, the new line of credit requires that the Company maintain a minimum collateral reserve level of $15 million. Prior to its refinance, the Credit Facility bore interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR Rate, Yen Base Rate and Euro Rate, plus an annual facility fee payable by the Company. There were various restrictive terms and covenants relating to the occurrence of material adverse financial operating conditions, balance sheet coverage ratio, certain debt and certain limitations on additional indebtedness, sale-leaseback transactions, liens or encumbrances on substantially all of the Company’s assets, cash management arrangements, long-term transactions, capital expenditures, investments, acquisitions and new retail locations, mandatory commitment reductions and issuance of capital stock. At October 31, 2002 the Company was in compliance with affirmative and negative covenants.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS 143 did not materially impact its financial position or results of operations.

In August 2001, the FASB finalized Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this SFAS on August 1, 2002 on a prospective basis which is in accordance with the newly issued guidance and has recorded the sale of TRKK in accordance with this statement.

The Company is currently reviewing SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was issued in May 2002. The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing from operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company does not expect the adoption of SFAS No. 145 to impact its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. With the Company’s continued restructuring efforts, SFAS No. 146 could impact the Company’s operations; however the Company is currently quantifying the impact of the adoption of the new guidance.

NOTE 8 – SUBSEQUENT EVENTS

In October and November 2002, the Company terminated a total of 53 employees in the United States in accordance with turnaround efforts, including four members of its senior management. New restructuring efforts include closure of non-profitable U.S. stores, closure of the Company’s Pulse! Magazine office and suspension of the Pulse! publication. The Company is currently negotiating severance arrangements with the four members of senior management. Although the exact amount of severance the Company may pay to such individuals has not yet been determined, the Company believes that the amount will be material. The Company also expects that payment of all or a substantial amount of the severance amounts will be made over time and not in a lump sum. The Company does not believe that severance amounts to be paid in connection with the termination of non-senior management employees are material.

NOTE 9 – RECLASSIFICATIONS

Certain reclassifications have been made to conform prior years’ financial statements to the current year’s presentation.

NOTE 10 – SEGMENT AND GEOGRAPHIC INFORMATION

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

Financial information relating to the Company’s principal foreign operations is as follows (in thousands):

	FOR THE THREE MONTHS ENDING
	OCTOBER 31,	OCTOBER 31,
	2002	2001

Net Revenue
United States:
Unaffiliated customer sales	$114,598	$119,771
Interarea transfers	5,036	6,653

	119,634	126,424

Great Britain and Ireland:
Unaffiliated customer sales	9,713	11,536
Interarea transfers	—	—

	9,713	11,536

Other:
Unaffiliated customer sales	775	2,160
Interarea transfers	—	—

	775	2,160

TOTAL	$130,122	$140,120

Operating income (loss):
United States	$(5,989)	$(4,107)
Great Britain and Ireland	(2,182)	(1,954)
Other	(21)	(242)

	$(8,192)	$(6,303)

	OCTOBER 31,

	2002	2001

Identifiable assets:
United States	$342,782	$364,455
Great Britain and Ireland	7,614	30,024
Other, including discontinued assets	(293)	138,282

	$350,103	$532,761

United States net revenue includes export sales to non-affiliated customers of $6,835 and $17,211 for the three months ended October 31, 2002 and 2001, respectively.

Interarea transfers relate to the Company’s distribution operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q in addition to the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company’s products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company’s operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) unanticipated adverse litigation expenses or results; (vi) higher than anticipated costs associated with the implementation of the Company’s Restructuring Plan and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risks; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company’s Amended and Restated Term Loan Agreement with JPMorgan Chase and other lenders and by the Company’s Loan and Security Agreement with The CIT Group/Business Credit Inc., and other lenders; (xi) the ability of the Company to continue to service its senior subordinated notes; and (xii) the ability of the Company to successfully defend itself in ongoing and future litigation. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Please refer to the Risk Factors section of the Company’s Annual Report Form 10-K for further information on other factors, which could affect the financial results of the Company and such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. The Company’s management bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The use of estimates is pervasive throughout the Company’s financial statements, but the accounting policies and estimates it considers most critical are as follows:

INVENTORY VALUATION

Inventories are valued at the lower of cost or market value. Inventory valuation requires significant judgments and estimates, including merchandise markdowns and provisions for shrinkage. The Company evaluates all of its inventory units to determine excess or slow-moving units based on current quantities and projections of future demand and market conditions. Due to industry return policies, which generally provide for full recovery of cost upon return, the Company does not provide an allowance for inventory returns.

RESTRUCTURING CHARGES

The Company has recorded restructuring charges in fiscal 2003 and 2002 related to the restructuring efforts to close stores, liquidate inventory and to sell some international operations, some of which were converted to franchises. These charges required judgments about exit costs to be incurred for employee severance, contract and lease terminations, the future net realizable value of long-lived assets, inventory to be disposed of and other liabilities. The ability to obtain agreements with lessors to terminate leases or with other parties to assign leases can also affect the accuracy of current estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

It is the Company’s policy to review its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes losses relating to the impairment of long-lived assets when future undiscounted cash flows are less than an asset’s carrying value. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores in many geographic regions, are subject to a high degree of judgment and complexity and changes in the assumptions and estimates may affect the carrying value of long-lived assets, and could result in additional impairment charges in future periods.

For a detailed discussion of our accounting policies and related estimates and judgments, see Note 1 of the Notes to the audited July 31, 2002 Consolidated Financial Statements filed on Form 10-K with the Securities and Exchange Commission. While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the Consolidated Financial Statements, it cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements are to fund working capital needs, to refurbish and expand or move existing stores, and to continue development of the Company’s technological infrastructure.

Net cash used in operating activities was $1.0 million and $11.3 million for the three months ended

October 31, 2002, and October 31, 2001, respectively. For the three months ended October 31, 2002, net increase in inventory was $22.1 million. For the three months ended October 31, 2001, net increase in inventory was $16.4 million, which included $1.5 million in write-down of inventory related to the Company’s Restructuring Plan.

Net cash provided (used in) by investing activities was $108.3 and $1.7 million for the three months ended October 31, 2002, and October 31, 2001, respectively. Net cash used in investing activities for the three months ended October 31, 2002 was due to proceeds received from sale of discontinued operations and was offset by store leasehold improvements and capital expenditure requirements, including refurbishment and technology investments totaling approximately $793,000, with an additional $287,000 used for video rental acquisition. Net cash used for the three months ended October 31, 2001 was focused primarily on store leasehold improvements and capital expenditure requirements including store relocations, refurbishment and technology investments totaling approximately $1.2 million with an additional $293,000 used for video rental acquisition.

Net cash (used in) provided by financing activities for the three months ended October 31, 2002 was $102.2 million, resulting principally from paydown of long-term financing related to discontinued operations and was offset by borrowings under the Company’s line of credit, net of debt repayments and debt issuance costs. Net borrowings under the Company’s line of credit were $11.3 million for the three months ended October 31, 2002. Net cash provided by financing for the three months ended October 31, 2001 was $18.8 million, which resulted primarily from proceeds from life insurance loans and net borrowings under the Company’s credit facility. Net borrowings under the Company’s credit facility for the three months ended October 31, 2001 were $16.5 million.

Total funded debt decreased to $209.4 million as of October 31, 2002 from $307.3 million, which included funded debt of the Japanese operation in the amount of $114.1 million at October 31, 2001 which is included in liabilities of discontinued operations. On October 31, 2002 outstanding debt consisted primarily of $110.0 million of 9.375% senior subordinated notes, $64.8 million under the loan agreement with The CIT Group/Business Credit, Inc. and $25.0 million under a term loan with JPMorgan Chase Bank. On October 31, 2001 outstanding debt consisted primarily of $110.0 million of 9.375% senior subordinated notes and $187.2 million under the Credit Facility.

Interest payments on the Company’s senior subordinated notes and under the Company’s Credit Facility and term loan will continue to impose significant liquidity demands upon the Company. In fiscal 2003, the Company has made an interest payment on November 1, 2002, and is obligated to make another interest payment on its subordinated notes on May 1, 2003, each in the amount of $5,156,250, and must continue the semi-annual payments until the maturity of the senior subordinated notes in May 2005. Based on actual advances made against the credit facility through October 31, 2002, and if the Company makes maximum borrowings under its existing line of credit, the Company’s aggregate secured debt service obligations in fiscal 2003 would be approximately $8.2 million. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs.

In October and November 2002, the Company terminated a total of 53 employees in the United States in accordance with turnaround efforts, including four members of its senior management. New restructuring efforts include closure of non-profitable U.S. stores, closure of the Company’s Pulse! Magazine office and suspension of the Pulse! publication. The Company is currently negotiating severance arrangements with the four members of senior management. Although the exact amount of severance the Company may pay to such individuals has not yet been determined, the Company believes that the amount will be material. The Company also expects that payment of all or a substantial amount of the severance amounts will be made over time and not in a lump sum. The Company does not believe that severance amounts to be paid in connection with the termination of non-senior management employees are material.

On October 11, 2002, the Company completed the sale of its Japanese operations to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Net proceeds from the sale of approximately $108.8 million were used to pay down the Company’s credit facility. The balance of the Company’s credit facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. The Company entered into this Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit, which have not been achieved at October 31, 2002. On October 31, 2002 the line of credit had an outstanding balance of $64.8 million, with an additional $10.2 million available. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders, which had an outstanding balance of $25 million at October 31, 2002.

The Company believes that the cash flow generated from its operations, together with amounts available from existing financing sources, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently anticipated expenditures and other operating expenses for at least the next 12 months. However, the Company’s ability to service its senior subordinated notes which mature in 2005, the CIT Group/Business Credit Facility and the JPMorgan Chase Bank term loan is subject to future economic conditions and financial, business and other factors, many of which are beyond the Company’s control.

The Company’s CIT Group/Business Credit Facility, JPMorgan Chase Bank term loan and senior subordinated notes impose certain restrictions on the Company’s ability to make capital expenditures and limit the Company’s ability to incur additional indebtedness. Such restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The debt covenants also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

The Company leases substantially all of its retail stores, warehouses and administrative facilities pursuant to operating leases that expire on dates through 2024 and generally have renewal options of one to 20 years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes. The Company’s minimum obligations in fiscal 2003 on non-cancelable operating leases are expected to be $36.4 million. Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for fiscal 2003 is expected to be $45.3 million.

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company’s deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, the Company has historically experienced less seasonal reliance than other U.S. music retailers. In each of fiscal 2002 and 2001, the second fiscal quarter (November 1 through January 31), excluding the sales of the Japanese subsidiary, accounted for approximately 32% and 31%, respectively, of annual sales. Management expects to maintain this same seasonal trend as the Company continues to emphasize its year-round specialized entertainment shopping experience.

RESULTS OF OPERATIONS

Three months ended October 31, 2002 compared to three months ended October 31, 2001

REVENUES

For the three months ended October 31, 2002, the Company’s consolidated net revenues decreased 7.1% to $130.1 million versus $140.1 million for the three months ended October 31, 2001, a decrease of $10.0 million. The Company’s net revenues were derived from U.S. revenues of $119.6 million and international revenues of $10.5 million for the three months ended October 31, 2002, compared to $126.4 million in the U.S. and $13.7 million internationally for the three months ended October 31, 2001. The overall decrease in total Company revenues for the three months ended October 31, 2002 was driven primarily by closing of unprofitable stores associated with the Company’s Restructuring Plan, as well as an industry-wide reduction in music sales in the U.S. The decrease in Company revenues was primarily offset by revenue increases from Internet sales in the amount of $900,000 and from wholesale revenues in the amount of $1.2 million for the three months ended October 31, 2002 as compared to the three months ended October 31, 2001. Same store sales for the three months ended October 31, 2002 decreased by 7.64% when compared to the three months ended October 31, 2001.

GROSS PROFIT

For the three months ended October 31, 2002, gross profit decreased $3.4 million to $40.3 million from $43.7 million for the three months ended October 31, 2001. The decrease in the gross profit is principally due to the decrease in revenues as described above. Gross profit as a percentage was net revenues was 31.0% for the three months ended October 31, 2002. Gross profit as a percentage of net revenues was 32.2% at October 31, 2001, excluding the effects of the restructuring charge. The 1.1% gross profit as a percentage of net revenues decrease was primarily due to a decrease in wholesale distribution. The decrease in gross profit as a percentage of net revenues was offset by a 1.9% on Internet sales margin improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses decreased by $900,000 to $43.3 million for the three months ended October 31, 2002 from $44.2 million for the three months ended October 31, 2001. Excluding the effects of the $800,000 and $1.4 million in professional fees related to the Restructuring Plan for the three months ended October 31, 2002 and 2001, respectively, selling, general and administrative expenses decreased by $300,000 to $42.5 million during the three months ended October 31, 2002 from $42.8 million for the three months ended October 31,

2001. Excluding the effect of professional fees related to the restructuring charge, decreases in personnel, occupancy and other cost savings initiatives resulting from the Company’s Restructuring Plan contributed primarily to the reduction in overall operating costs. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the restructuring charge, increased to 32.6% for the three months ended October 31, 2002 as compared to 30.5% for the three months ended October 31, 2001. Management attributes this percentage increase primarily to the overall reduction in revenues during the period.

RESTRUCTURING AND ASSET IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $800,000 for the three months ended October 31, 2002, compared to $3.0 million for the three months ended October 31, 2001, a decrease of $2.2 million, related to the implementation of the Restructuring Plan. Of the $800,000 and $3.0 million in total pre-tax restructuring and asset impairment charges for the three months ended October 31, 2002 and 2001, respectively, $0 and $1.5 million, respectively, were related to inventory write-downs and were recorded in cost of sales and $800,000 and $1.4 million, respectively, related to professional fees were recorded in selling, general and administrative expenses. The remaining gain of $(55,000) and charge of $83,000 for the three months ended October 31, 2002 and 2001, respectively, of total pre-tax restructuring and asset impairment charges were reported separately.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $5.3 million for the three months ended October 31, 2002, compared to $5.7 million for the three months ended October 31, 2001, a decrease of $400,000. The decrease was primarily due to the closing of unprofitable stores associated with the Company’s Restructuring Plan.

LOSS FROM OPERATIONS

The Company’s consolidated loss from operations during the three months ended October 31, 2002 was $8.2 million compared with consolidated operating loss of $6.3 million during the three-months ended October 31, 2001, an increased loss of $1.9 million. The increase was primarily attributable to the decrease in revenues as described above.

DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese operations to Nikko Principal Investments Japan Ltd. The Company sold all authorized and issued capital stock for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Notes 2 and 6 to the Consolidated Financial Statements, net proceeds were primarily used to pay down the Credit Facility. The recording of the sale resulted in a $36.0 million gain, net of $4.4 million in taxes. In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the current year results of operations have been classified as discontinued. Additionally, all prior period consolidated financial statements presented have been reclassified for the discontinued operations.

INTEREST EXPENSE

Net interest expense decreased to $5.8 million during the three months ended October 31, 2002 from $6.1 million during the three months ended October 31, 2001. The decrease was due primarily to the reduction of the variable interest rate components from October 31, 2001 to October 31, 2002.

FOREIGN CURRENCY TRANSLATION GAIN

A non-cash foreign currency translation benefit of $28,000 was recognized for the three months ended October 31, 2002, compared to a non-cash foreign currency translation loss of $301,000 for the three months ended October 31, 2001. The account primarily represents the volatility of foreign currency fluctuations against the U.S. dollar in foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax provision in the amount of $47,000 for the three months ended October 31, 2002 and $131,000 for the three months ended October 1, 2001. Tax provisions and benefits are based upon management’s estimate of the Company’s annualized effective tax rates.

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

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company’s borrowings under its CIT Group/Business Credit, Inc. Credit Facility and is based on variable rates. If the base borrowing rates (primarily LIBOR) were to increase 1% in fiscal 2003 the Company’s interest expense related to this facility for fiscal 2003 would increase approximately $750,000.

A majority of the Company’s revenues, expenses and capital purchasing activities are transacted in U.S. Dollars. However, before the sale of TRKK, the Company did enter into these transactions in other foreign currencies, primarily in Japanese Yen. The Company has used forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and in connection with certain of its former Japanese subsidiary’s purchases of product from third parties. Such instruments are short-term instruments entered into in the ordinary course of the Company’s business, in order to reduce the impact of exchange rate fluctuation on net income and shareholders’ equity. At October 31, 2002, the Company did not have any outstanding forward exchange contracts.

To finance expansion and operations in Japanese markets, the Company entered into Japanese Yen-denominated borrowing arrangements. Unrealized gains and losses resulting from the impact of foreign exchange rate movements on these debt instruments are recognized as other income or expense in the period in which the exchange rates change. These borrowing arrangements were settled with the sale of TRKK. Historically, the Company has not entered into foreign exchange contracts to manage the risk associated with such currency fluctuations.

The Company has not entered into any Euro hedging contracts because the Company believes that the Company’s volume of transaction activity in the Euro does not necessitate the type of hedging activity that the Company has engaged in with respect to the Japanese Yen.

Item 4. Controls and Procedures

(a)  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company entered into a consulting contract with Chilmark Partners, LLC (“Chilmark”) on May 18, 2001. By letter to Chilmark dated June 12, 2002, the Company terminated the contract. On July 29, 2002, Chilmark filed suit against the Company in the U.S. District Court for the Northern District of Illinois, alleging breach of contract and seeking other remedies under the contract and attachment of proceeds of the Company’s sale of its Japan operations. In August 2002, Chilmark’s request for such an attachment was denied. The litigation continues with respect to Chilmark’s breach of contract claim and its request for damages under the terms of the contract. As of October 31, 2002, Chilmark’s total damage request was approximately $2.6 million. The Company believes it has meritorious defenses with respect to each of Chilmark’s claims and intends to defend against the claims vigorously; however, the litigation is in the preliminary stage and there can be no assurance that the Company will prevail in this action. If Chilmark receives a favorable judgment for all or a substantial portion of the total $2.6 million in damages Chilmark is seeking, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K.

On August 6, 2002, the Company filed a Form 8-K relating to the dismissal of Arthur Andersen LLP as the Company’s independent auditors as of July 31, 2002, and the hiring of KPMG LLP to serve as the Company’s independent auditors.

On August 16, 2002, the Company filed a Form 8-K relating to an agreement dated August 14, 2002 to extend the closing date of the sale of its Japanese operations.

On September 3, 2002, the Company filed a Form 8-K relating to an agreement dated August 30, 2002 to extend the closing date of the sale of its Japanese operations.

On September 13, 2002, the Company filed a Form 8-K relating to an agreement dated September 13, 2002 to extend the closing date of the sale of its Japanese operations.

On September 20, 2002, the Company filed a Form 8-K relating to the completion of the Fifth Amendment dated as of September 12, 2002, to the

Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, among the Company, TRKK, the lenders party thereto and JPMorgan Chase Bank as administrative agent.

On October 3, 2002, the Company filed a Form 8-K relating to (i) the completion of the Sixth Amendment dated as of September 30, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, among the Company, TRKK, the lenders party thereto and JPMorgan Chase Bank as administrative agent and (ii) an agreement dated September 27, 2002 to extend the closing date of the sale of its Japanese operations.

On October 9, 2002, the Company filed a Form 8-K relating to the completion of the Seventh Amendment dated as of October 4, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, among the Company, TRKK, the lenders party thereto and JPMorgan Chase Bank as administrative agent.

On October 21, 2002, the Company filed a Form 8-K relating to (i) the completion of the sale of its Japanese operations to Nikko Principal Investments Japan Ltd., and (ii) the simultaneous refinancing of the Company’s bank credit facility pursuant to (A) a Loan and Security Agreement dated October 9, 2002 by and among the Company, Three A’s Holdings, L.L.C., the lenders party thereto and The CIT Group/Business Credit, Inc., as administrative and collateral agent and (B) an Amended and Restated Term Loan Agreement dated as of October 9, 2002, among the Company, the lenders party thereto and JPMorgan Chase Bank, as administrative agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS, INCORPORATED
(Registrant)

By:	/s/ James S. Bain	By:	/s/ Karen M. Wilhelmi

	James S. Bain		Karen M. Wilhelmi
	Executive Vice President and		Vice President and Controller
Chief Financial Officer
	(Principal Financial Officer)		(Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael T. Solomon, Chief Executive Officer of MTS, Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS, Incorporated.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002	/s/ Michael T. Solomon

Michael T. Solomon
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James S. Bain, Chief Financial Officer of MTS, Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS, Incorporated.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002	/s/ James S. Bain

James S. Bain
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer