Form 10-Q/A
period 2002-10-31
MTS INC
filed 2003-04-01
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________
FORM 10-Q/A
(Amendment No. 1)

(MARK ONE)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2002

or

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period
from                                       to

Commission File Number
333-54035

MTS, INCORPORATED
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-1500342 (I.R.S. Employer Identification No.)

2500 Del Monte Street, West Sacramento, CA 95691
(Address of principal executive office)

916-373-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

Shares outstanding of the Registrant’s common stock:

Class Class B Common Stock, no par value	Outstanding at October 31, 2002 1,000 shares

THE FINANCIAL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED OCTOBER 31, 2002 HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01 (D) OF REGULATION S-X BECAUSE THE COMPANY’S INDEPENDENT PUBLIC ACCOUNTANT HAS NOT YET COMPLETED ITS REVIEW OF SUCH FINANCIAL STATEMENTS. PLEASE SEE ADDITIONAL INFORMATION REGARDING THE COMPANY'S FINANCIAL STATEMENTS FOR THE QUARTER ENDED OCTOBER 31, 2002 PRECEDING THE FINANCIAL STATEMENTS IN ITEM 1 OF PART 1 HEREOF.

MTS, INCORPORATED

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets (unaudited) as of October 31, 2002 (restated), 2001, and July 31, 2002	4
Consolidated Statements of Operations (unaudited) for the three months ended October 31, 2002 (restated) and 2001	5
Consolidated Statements of Cash Flows (unaudited) for the three months ended October 31, 2002 (restated) and 2001	6
Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended October 31, 2002 (restated) and 2001	7
Notes to Consolidated Financial Statements (unaudited)	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 6. Exhibits and Reports on Form 8-K	26-27
Signatures	28
Index of Exhibits	29

Explanatory Note

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited consolidated financial statements of MTS, Incorporated and its subsidiaries (the “Company”) for the three months ended October 31, 2002 to reflect an adjustment related to certain employee severance costs (see Note 1 to the consolidated financial statements).

This Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the December 16, 2002 filing of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2002, or modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatement as described above.

The items of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2002, which are amended and restated herein, are:

1.	Part I, Item 1 – Consolidated Financial Statements, have been restated.

2.	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been revised.

3.	The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been refiled.

The remaining Items contained within this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2002 in the form filed with the Commission on December 16, 2002. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report contains disclosures as of the date of the original filing, and the Company has not updated the disclosures in this report to reflect events subsequent to the original filing date, December 16, 2002. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing date. All information contained in this Amendment No. 1 to Quarterly Report on Form 10-Q/A may be updated or supplemented by disclosures contained in the Company’s reports filed with the Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q, including but not limited to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2003.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

This Quarterly Report on Form 10-Q/A contains financial statements for the quarter ended October 31, 2002 which have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X because the Company’s independent public accountant has not yet completed its review of such financial statements. The Company expects that the review of its financial statements for the quarter ended October 31, 2002 by its independent public accountant will be completed as soon as practicable following the date thereof. Upon the completion of such review, the Company will file a second amendment to the Quarterly Report, which will include a discussion of any material changes from the unreviewed financial statements filed herewith.

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2002, 2001 AND JULY 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	(AS RESTATED,
	SEE NOTE 1)
	OCTOBER 31,	OCTOBER 31,	JULY 31,
	2002	2001	2002

Assets
Current assets:
Cash and cash equivalents	$12,180	$8,723	$7,477
Receivables, net	13,893	23,701	21,710
Merchandising inventories	189,714	197,657	167,609
Prepaid expenses	7,359	6,260	8,055

Total current assets	223,146	236,341	204,851
Fixed assets, net	110,683	141,113	114,894
Other assets	16,274	15,424	13,210
Assets of discontinued operations	—	139,883	145,049

Total assets	$350,103	$532,761	$478,004

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$4,667	$75,844	$82,776
Accounts payable	128,722	130,097	112,904
Reserve for restructuring costs	10,508	481	6,839
Accrued liabilities	32,315	31,058	28,664
Deferred revenue, current portion	1,990	2,233	2,286

Total current liabilities	178,202	239,713	233,469
Long-term debt, less current maturities	204,739	117,406	115,771
Deferred revenue, less current portion	115	128	118
Liabilities of discontinued operations	—	165,982	169,433

Total liabilities	383,056	523,229	518,791

Shareholders’ (deficit) equity:
Class B common stock, no par value; 10,000,000 shares authorized;1,000 shares issued and outstanding at October 31, 2002, 2001 and July 31, 2002	6	6	6
Retained (deficit) earnings	(22,479)	24,576	(21,355)
Accumulated other comprehensive loss	(10,480)	(15,050)	(19,438)

Total shareholders’ (deficit) equity	(32,953)	9,532	(40,787)

Total liabilities and shareholders’ (deficit) equity	$350,103	$532,761	$478,004

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	OCTOBER 31,
	2002	2001

	(AS RESTATED,
	SEE NOTE 1)
Net revenue	$130,122	$140,120
Cost of sales (a) (b)	89,786	96,435

Gross profit	40,336	43,685
Operating expenses:
Selling, general and administrative expenses (c)	43,255	44,172
Restructuring and asset impairment costs, net	3,910	83
Depreciation and amortization	5,328	5,733

Loss from operations	(12,157)	(6,303)
Other income and (expense):
Interest expense	(5,848)	(6,143)
Foreign currency translation gain (loss)	28	(301)
Other	(328)	(30)

Loss from continuing operations before taxes	(18,305)	(12,777)
Provision for income taxes	47	131

Loss from continuing operations	(18,352)	(12,908)
Discontinued operations (Note 3):
Income from operations of discontinued Japanese subsidiary (including gain on disposal of $36,019, net of U.S. income and foreign taxes of $6,512)	37,400	1,636

Net income (loss)	$19,048	$(11,272)

(a)	Includes $0 and $1.5 million of inventory write-downs related to the Restructuring Plan (Note 6) for the three months ended October 31, 2002 and 2001, respectively.

(b)	Excludes depreciation and amortization related to retail and distribution assets of $3.4 million and $3.6 million for the three months ended October 31, 2002 and 2001, respectively, which have been included below in operating expenses.

(c)	Includes $0.8 million and $1.4 million in professional fees related to the Restructuring Plan (Note 6) for the three months ended October 31, 2002 and 2001, respectively.

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	OCTOBER 31,
	2002	2001

	(AS RESTATED,
	SEE NOTE 1)
Cash flows from operating activities:
Net income (loss)	$19,048	$(11,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(37,400)	(1,636)
Depreciation and amortization	6,697	7,665
Restructuring and asset impairment costs, net	3,910	(83)
Allowance for doubtful accounts	(10)	(79)
Inventory write-downs due to restructuring	—	1,472
Loss on disposal of depreciable assets	99	301
Foreign exchange loss (gain)	266	(603)
Other non-cash expense	220	228
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect from sale of subsidiary:
Receivables	7,817	2,246
Merchandising inventories	(22,105)	(16,436)
Prepaid expenses	696	(1,311)
Accounts payable	15,818	9,270
Reserve for restructuring costs	(241)	(1,770)
Accrued liabilities	3,651	1,169
Deferred revenue	(299)	(459)

Net cash used in operating activities	(1,833)	(11,298)

Cash flows from investing activities:
Net proceeds from sale of Japanese subsidiary	109,532	—
Acquisition of fixed assets	(1,094)	(1,448)
Acquisition of investments	—	(140)
Change in deposits, net	(2)	(84)
Change in intangibles, net	(52)	(56)

Net cash provided by (used in) investing activities	108,384	(1,728)

Cash flows from financing activities:
Proceeds from life insurance loans	—	3,526
Proceeds from employee loan payments	—	105
Change in debt issuance costs, net	(4,163)	(907)
Net proceeds from long-term line of credit	64,841
Repayments on other long-term debt	(170,441)	(14,461)
Proceeds from other long-term debt	7,600	30,526

Net cash (used in) provided by financing activities	(102,163)	18,789

Net cash and cash equivalents from discontinued operations	157	(3,945)
Effect of exchange rate changes on cash and cash equivalents	158	(3,739)

Net decrease in cash and cash equivalents	4,703	(1,921)
Cash and cash equivalents, beginning of period	7,477	10,644

Cash and cash equivalents, end of period	$12,180	$8,723

Cash paid for interest	$3,811	$5,244

Cash paid for income taxes	$4,442	$—

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	OCTOBER 31,
	2002	2001

	(AS RESTATED,
	SEE NOTE 1)
Net income (loss)	$19,048	$(11,272)
Other comprehensive income, net of tax:
Reversal of other comprehensive income related to the sale of Japanese subsidiary	9,029	—
Foreign currency translation	(71)	(585)

Comprehensive income (loss)	$28,006	$(11,857)

See accompanying notes to the consolidated financial statements.

MTS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- RESTATEMENT

As part of the review and preparation of its Quarterly Report on Form 10-Q for the three months ended January 31, 2003, MTS, Incorporated and its subsidiaries (the “Company”) identified an adjustment related to certain employee severance costs in the prior quarter. Restructuring charges and reserve for restructuring costs of $4.0 million relating to senior management employees terminated in October 2002 as a part of the Company’s continuing restructuring efforts were mistakenly not reflected in the October 31, 2002 consolidated financial statements. The Company intended to include such charges in the quarter ended January 31, 2003, as the contracts setting forth such severance costs were executed after October 31, 2002. However, as the contracts were executed prior to the filing date of the Quarterly Report on Form 10-Q for the three months ended October 31, 2002, the Company has now determined that such severance costs should have been reflected in that report.

The effects of the restatement on the unaudited consolidated balance sheet and statement of operations for the three months ended October 31, 2002 are presented below (dollars in thousands):

	As
	Previously	As
	Reported	Restated

Balance Sheet:
Reserve for restructuring costs	$6,543	$10,508
Retained deficit	18,514	22,479
Statement of Operations:
Restructuring and asset impairment costs, net	(55)	3,910
Loss from operations	(8,192)	(12,157)
Loss from continuing operations before taxes	(14,340)	(18,305)
Loss from continuing operations	(14,387)	(18,352)
Net income	23,013	19,048

NOTE 2- BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position, the consolidated results of its operations and the consolidated cash flows for each of the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year or any future period.

The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

Certain reclassifications have been made to conform prior period financial statements to the current period presentation.

NOTE 3 – DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, Tower Records Kabushiki Kaisha (“TRKK”), to Nikko Principal Investments Japan Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Note 7, net proceeds were used to pay down the Credit Facility (as defined in Note 7). The Company recorded a $36.0 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the three months ended October 31, 2002. The retained earnings of TRKK at October 11, 2002 were $20.2 million. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

Net income from discontinued operations, excluding the gain on sale, is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	October 31, 2002	October 31, 2001

Total revenue	$66,313	$86,573
Total expense	64,932	84,937

Net income	$1,381	$1,636

Assets and liabilities of discontinued operations primarily consist of the following (dollars in thousands):

	October 31, 2001	July 31, 2002

Assets:
Cash and cash equivalents	$20,763	$29,876
Merchandising inventories	70,421	68,763
Fixed assets, net	32,703	31,873
Other	15,996	14,537

Assets of discontinued operations	$139,883	$145,049

Liabilities:
Current maturities of long-term debt	$113,643	$113,007
Accounts payable and accrued liabilities	41,388	39,918
Other	10,951	16,508

Liabilities of discontinued operations	$165,982	$169,433

NOTE 4 - TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in foreign countries, these fluctuations affect the Company’s financial position and results of operations. In accordance with SFAS No. 52, “Foreign Currency Translation,” all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all statement of operations items have been translated using the weighted average exchange rates during the respective periods. The net gain or loss resulting from translation upon consolidation into the financial statements is included in accumulated other comprehensive loss, which is reported as a separate component of shareholders’ equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in the consolidated statement of operations as they occur. The Company recorded a net translation gain of approximately $0.1 million for the three months ended October 31, 2002 and a net translation loss of approximately $0.3 million for the three months ended October 31, 2001. These amounts primarily represent the volatility of currencies in international countries in which the Company does business.

NOTE 5 - INCOME TAXES

The effective income tax rates for the three months ended October 31, 2002 and 2001 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and foreign taxes resulting from the sale of TRKK. The Company has reserved all of its net deferred tax assets at October 31, 2002 and 2001 and July 31, 2002 due to the uncertainty of future utilization.

NOTE 6 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

RESTRUCTURING PLAN

During the third quarter of fiscal 2001, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts to improve its operations and financial performance. These efforts produced a three-phase restructuring plan that was adopted by the Company in February 2001 (the “Restructuring Plan”).

The Restructuring Plan contains several store-related initiatives designed to improve the Company’s profitability, including closing and liquidating most stand-alone and combination bookstores; disposing of most of the Company’s foreign operations by direct sale, franchise or closure; closing under-performing domestic record, outlet and frame/gallery stores; and monitoring the performance of additional stores. The Restructuring Plan also contains several operational initiatives designed to improve the Company’s cash flow position, including reducing corporate work force and overhead expenses, reducing working capital requirements and reducing capital expenditures until internally generated cash flow will support future needs.

FISCAL 2001 AND 2002 ACTIVITY

In fiscal 2001, the Company began efforts to dispose of its Argentina, Hong Kong, Taiwan, Singapore and Canadian operations, close under-performing domestic stores and make certain reductions in work force. As a result, the Company recorded pre-tax restructuring and asset impairment charges of $23.3 million, which included $1.6 million of severance costs, $1.9 million of lease termination costs, $14.2 million of non-cash asset impairment charges and $5.6 million of other closure costs. In fiscal 2001, the Company also recorded $2.7 million of professional fees incurred in connection with the Restructuring Plan in selling, general and administrative expenses, and $20.7 million of inventory write-downs in cost of sales. At July 31, 2001, the reserve for restructuring costs was $2.2 million, which was comprised mainly of accruals for store closures and severance.

In the fourth quarter of fiscal 2002, the Company began efforts to dispose of its United Kingdom and Ireland operations, close additional under-performing domestic stores and conduct a further domestic corporate reduction in work force. As a result, the Company recorded pre-tax restructuring and asset impairment charges of $21.8 million, which included $2.9 million of severance costs, $4.7 million of lease termination costs, $13.6 million of non-cash asset impairment charges and $0.6 million of other closure costs. In fiscal 2002, the Company also recorded $5.9 million of professional fees incurred in connection with the Restructuring Plan in selling, general and administrative expenses, and $14.2 million of inventory write-downs in cost of sales. At July 31, 2002, the reserve for restructuring costs was $6.8 million, which was comprised mainly of accruals for the closing of the United Kingdom and Ireland operations and two domestic store closures.

FIRST QUARTER FISCAL 2002 AND 2003 ACTIVITY

In the first quarter of fiscal 2003, the Company terminated several senior management employees in the United States as a part of its ongoing restructuring efforts. The Company reached agreement with these terminated employees in November and December 2002 to pay $4.0 million of severance payments over terms ranging from 12 to 35 months. In addition, the Company recorded $0.8 million of professional fees related to the Restructuring Plan in selling, general and administrative expenses. At October 31, 2002, the reserve for restructuring costs was $10.5 million, which comprised mainly of accruals for the closing of the United Kingdom and Ireland operations and senior management severance obligations.

In the first quarter of fiscal 2002, the Company recorded pre-tax restructuring and asset impairment charges of $0.1 million for employee severance and other store closure costs. In addition, the Company recorded $1.5 million of inventory write-downs in cost of sales, and $1.4 million of professional fees related to the Restructuring Plan in selling, general and administrative expenses. At October 31, 2001, the reserve for restructuring costs was $0.5 million.

A summary of the restructuring reserve activities recorded in fiscal 2002 and for the three months ended October 31, 2002 is approximately as follows (in millions):

					First Quarter	First Quarter
	Restructuring	Fiscal 2002	Fiscal 2002	Restructuring	Fiscal 2003	Fiscal 2003	Restructuring
	Reserve at	Restructuring	Cash	Reserve at	Restructuring	Cash	Reserve at
	July 31, 2001	Charges	Payments	July 31, 2002	Charges	Payments	October 31, 2002

Severance costs	$0.2	$2.9	$(1.2)	$1.9	$4.0	$(0.3)	$5.6
Lease termination costs	0.8	4.7	(0.7)	4.8	—	—	4.8
Other	1.2	0.6	(1.7)	0.1	—	—	0.1

Total	$2.2	$8.2	$(3.6)	$6.8	$4.0	$(0.3)	$10.5

NOTE 7 – LONG-TERM DEBT

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

In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under the Credit Facility. The Credit Facility was further amended in October 2001, April 2002, June 2002, September 2002 and October 2002. The extended Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum 15.6 billion Japanese Yen which was equivalent to $126.6 million at inception), with a maturity date, as amended, of October 11, 2002. Maximum borrowings under the Credit Facility, as amended, were scheduled to decline during its one-year term by $15 million in July 2001, $5 million in October 2001 and $10 million in December 2001. The Company met all scheduled reductions under the Credit Facility, as amended.

On October 11, 2002, the Company completed the sale of TRKK to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Net proceeds from the sale of $108.8 million were used to pay down the Credit Facility. The balance of the Credit Facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005.

For its asset-based borrowings, the Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit, which had not been achieved at October 31, 2002. Interest is based on a formula of prime plus certain percentage increases based upon excess availability levels achieved each month. On October 31, 2002, the line of credit had an outstanding balance of $64.8 million, with an additional $10.2 million available. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders, with an outstanding balance of $25 million at October 31, 2002.

Maximum borrowings under both the Amended and Restated Term Loan Agreement and the Loan and Security Agreement are subject to a borrowing base formula, certain financial ratio tests and maintaining a minimum rolling quarterly EBITDA. Also, the new line of credit requires that the Company maintain a minimum collateral reserve level of $15 million. Prior to its refinancing, the Credit Facility bore interest at various variable rates, including (as defined in the agreements) a Money Market Rate, ABR Rate, Yen Base Rate and Euro Rate, plus an annual facility fee payable by the Company. Under the Company’s long-term financing agreements, there were various restrictive terms and covenants relating to the occurrence of material adverse financial operating conditions, balance sheet coverage ratio, certain debt and certain limitations on additional indebtedness, sale-leaseback transactions, liens or encumbrances on substantially all of the Company’s assets, cash management arrangements, long-term transactions, capital expenditures, investments, acquisitions and new retail locations, mandatory commitment reductions and issuance of capital stock. The Company obtained a waiver from its lenders approving the sale of TRKK in October 2002.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s adoption of SFAS 143 on August 1, 2002 did not materially impact its financial position or results of operations.

In August 2001, the FASB finalized SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on August 1, 2002, on a prospective basis, and has recorded the sale of TRKK in accordance with this statement.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the revised criteria for extraordinary items. The adoption of SFAS No. 145 on August 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (the “EITF”) set forth in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Accordingly, with the Company’s continued restructuring efforts, the Company can only determine prospectively the impact that SFAS No. 146 may have on the Company’s financial position and results of operations.

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports financial and descriptive information about its reportable operating segments using the “management approach” model. Under the management approach model, segments are defined based on the way the Company’s management internally evaluates segment performance and decides how to allocate resources to segments. The Company has defined its only reportable segment as retail sales of pre-recorded music and evaluates this based on geographic area.

The Company is a worldwide specialty retailer and distributor of pre-recorded music, video, books and other related products. Certain of the Company’s stores offer video and other products for rental. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers, and retail distribution methods, and as such are reported as a single segment.

Financial information relating to the Company’s principal geographic areas of continuing operations is as follows (dollars in thousands):

	For the Three Months Ended
	October 31,	October 31,
	2002	2001

	(As Restated, See Note 1)
Net revenue:
United States	$119,634	$126,424
Great Britain and Ireland	9,713	11,536
Other foreign operations	775	2,160

TOTAL	$130,122	$140,120

Loss from operations:
United States	$(9,954)	$(1,490)
Great Britain and Ireland	(2,182)	(1,954)
Other foreign operations	(21)	(2,859)

	$(12,157)	$(6,303)

	October 31,
	2002	2001

Identifiable assets:
United States	$342,782	$364,455
Great Britain and Ireland	7,614	30,024
Other foreign operations	(293)	138,282

	$350,103	$532,761

NOTE 10 – SUBSEQUENT EVENT

In November 2002, the Company terminated 49 employees in the United States as a part of its ongoing restructuring efforts. Such restructuring efforts include additional closures of under-performing U.S. stores, closure of the Company’s Pulse! Magazine office and the suspension of the Pulse! publication. The Company estimates that these employee terminations will result in severance costs of approximately $3.0 million, which will be recorded in the second quarter of fiscal 2003.

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

RESTATEMENT

The Company restated its consolidated financial statements for the three months ended October 31, 2002 for an understatement of employee severance costs (see Note 1 to Notes to Consolidated Financial Statements). The following discussion of the financial condition and results of operations of the Company has been amended in its entirety to reflect changes resulting from this restatement.

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

INVENTORY VALUATION

Inventories are valued at the lower of cost or market value. Inventory valuation requires significant judgments and estimates, including merchandise markdowns and provisions for shrinkage. The Company evaluates all of its inventory units to determine excess or slow-moving units based on current quantities, anticipated store closures and projections of future demand and market conditions. Due to industry return policies, which generally provide for full recovery of cost upon return, the Company does not provide an allowance for inventory returns.

RESTRUCTURING CHARGES

Since the Restructuring Plan was adopted in fiscal 2001, the Company has closed seven out of ten of its stand-alone bookstores and has liquidated most of its book inventories. The Company has also closed six domestic under-performing record and outlet stores and has sold two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises and closed its Canadian operations. Additionally, four out of eight stores in the United Kingdom were closed during the first quarter of fiscal 2003. The Company believes it is being more selective in the number of new store openings and remodels. Management has implemented several rounds of reductions in workforce related to store closures and to reduce operating costs. Since the adoption of the Restructuring Plan, the Company has terminated approximately 680 employees at both the retail and corporate level, from clerks to management. Capital expenditures and working capital have also been closely managed to the Restructuring Plan. In accordance with the Restructuring Plan, the Company continues to monitor additional stores for possible future closure.

Management expects to substantially complete the final phase of the Restructuring Plan by mid-fiscal 2003. Upon completion of the Restructuring Plan and in conjunction with the hiring of a retail operations turnaround specialist, the Company plans to adopt a new business plan targeted at improving operations, monitoring and closing, if necessary, under-performing stores and assets, and evaluating its ongoing working capital investments. The new business plan will likely require the Company to implement various restructuring initiatives, which could result in additional restructuring costs, asset impairment charges and inventory write-downs in future periods.

In connection with the Restructuring Plan, the Company has estimated and recorded restructuring costs, asset impairment charges and inventory write-downs in fiscal 2003 and 2002 related to the restructuring efforts described above. These costs and charges required significant judgments about, among other things, employee severance costs, contract and lease terminations, long-lived assets and inventory valuation, and other contingent liabilities. The ability to obtain agreements with lessors to terminate leases or with other parties to assign leases can also affect the accuracy of these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

It is the Company’s policy to review its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses if the carrying value of the long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of asset (asset group). An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends in the many geographic regions that the Company’s stores are located, are subject to a high degree of judgment and complexity and changes in the assumptions and estimates may affect the carrying value of long-lived assets, and could result in additional impairment charges in future periods.

For a detailed discussion of the Company’s accounting policies and related estimates and judgments, see the Notes to the Consolidated Financial Statements for the fiscal year ended July 31, 2002 filed on Form 10-K with the Securities and Exchange Commission. While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, there can be no assurance that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements are to fund working capital needs, to refurbish and expand or move existing stores, and to continue development of the Company’s technological infrastructure.

Net cash used in operating activities was $1.8 million and $11.3 million for the three months ended October 31, 2002, and October 31, 2001, respectively. For the three months ended October 31, 2002, the net increase in inventory was $22.1 million. For the three months ended October 31, 2001, the net increase in inventory was $16.4 million, which excluded $1.5 million in write-down of inventory related to the Company’s Restructuring Plan.

Net cash provided by investing activities was $108.4 for the three months ended October 31, 2002 and net cash used in investing activities was $1.7 million for the three months ended October 31, 2001. Net cash provided by investing activities for the three months ended October 31, 2002 was primarily from proceeds received from the sale of the Company’s Japanese subsidiary, TRKK, and was offset by store leasehold improvements and capital expenditure requirements, including refurbishment and technology investments of approximately $0.8 million and $0.3 million for video rental acquisition. Net cash used for the three months ended October 31, 2001 was primarily due to store leasehold improvements and capital expenditure requirements, including store relocations, refurbishment and technology investments totaling approximately $1.1 million and $0.3 million for video rental acquisition.

Net cash used in financing activities for the three months ended October 31, 2002 was $102.2 million, resulting principally from pay-down of long-term financing agreements from proceeds received from the sale of TRKK offset by borrowings under the Company’s line of credit and changes in debt issuance costs. Net borrowings under the Company’s line of credit were $11.3 million for the three months ended October 31, 2002. Net cash provided by financing for the three months ended October 31, 2001 was $18.8 million, which resulted primarily from proceeds received from life insurance loans and net borrowings under the Credit Facility (as defined in Note 7 to the Consolidated Financial Statements). Net borrowings under the Company’s Credit Facility for the three months ended October 31, 2001 were $16.5 million.

Total debt decreased to $209.4 million as of October 31, 2002 from $307.3 million at October 31, 2001, which included funded debt of TRKK of $114.1 million at October 31, 2001. On October 31, 2002, outstanding debt consisted primarily of $110.0 million of 9.375% senior subordinated notes, $64.8 million under the asset-based line of credit with The CIT Group/Business Credit, Inc. and $25.0 million under a term loan with JPMorgan Chase Bank. On October 31, 2001, outstanding debt consisted primarily of $110.0 million of 9.375% senior subordinated notes and $187.2 million under the Credit Facility.

Interest payments on the Company’s senior subordinated notes and under the term loan and asset-based line of credit will continue to impose significant liquidity demands upon the Company. In fiscal 2003, the Company has made an interest payment on November 1, 2002, and is obligated to make another interest payment on its subordinated notes on May 1, 2003, each in the amount of $5.2 million. The Company must continue the semi-annual interest payments through the maturity date of the senior subordinated notes in May 2005. Based on actual advances made against the Credit Facility through October 31, 2002, and if the Company makes maximum borrowings under its asset-based line of credit, the Company’s aggregate secured debt service obligations in fiscal 2003 would be approximately $8.2 million. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs.

In October 2002, the Company terminated certain senior management employees in the United States as a part of its cost reduction efforts. Such efforts include closure of the Company’s Pulse! Magazine office and the suspension of the Pulse! publication as well as reductions in workforce at the corporate office. The Company reached agreement with these senior management employees prior to the December 16, 2002 filing date of this Form 10-Q to pay $4.0 million of severance payments over terms ranging from 12 to 35 months. This severance obligation has been accrued in reserve for restructuring costs on the accompanying consolidated balance sheet at October 31, 2002. In November 2002, the Company terminated an additional 49 employees in the United States as a part of its continuing restructuring efforts. The Company estimates that the November 2002 reductions in workforce will result in severance costs of approximately $3.0 million, which will be recorded in the second quarter of fiscal 2003.

On October 11, 2002, the Company completed the sale of its Japanese subsidiary to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Net proceeds from the sale of approximately $108.8 million were used to pay down the Credit Facility. The balance of the Credit Facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. For its asset-based borrowings, the Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for an asset-based line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit, which have not been achieved at October 31, 2002. As of October 31, 2002, the asset-

based line of credit had an outstanding balance of $64.8 million, with an additional $10.2 million available to the Company. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders, which had an outstanding balance of $25 million at October 31, 2002.

The Company believes that the cash flow generated from its operations, together with amounts available from existing financing sources, will be sufficient to fund its debt service requirements, lease obligations, working capital needs, its currently anticipated expenditures and other operating expenses for at least the next 12 months. However, the Company’s ability to service its senior subordinated notes which mature in 2005, the CIT Group/Business line of credit and the JPMorgan Chase Bank term loan is subject to future economic conditions and financial, business and other factors.

The Company’s CIT Group/Business line of credit, JPMorgan Chase Bank term loan and senior subordinated notes impose certain restrictions on the Company’s ability to make capital expenditures and limit the Company’s ability to incur additional indebtedness. Such restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The debt covenants also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

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

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of U.S. music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company’s deep-catalog approach to prerecorded music appeals to customers who purchase music on a year-round basis. Consequently, the Company has historically experienced less seasonal reliance than other U.S. music retailers. In fiscal 2002 and 2001, the second fiscal quarter (November 1 through January 31), excluding the sales of the Japanese subsidiary, accounted for approximately 32% and 31%, respectively, of the Company’s annual sales. Management expects to maintain this same seasonal trend as the Company continues to emphasize its year-round specialized entertainment shopping experience.

RESULTS OF OPERATIONS

Three months ended October 31, 2002 compared to three months ended October 31, 2001

REVENUES

For the three months ended October 31, 2002, the Company’s consolidated net revenues decreased 7.1% to $130.1 million versus $140.1 million for the three months ended October 31, 2001, a decrease of $10.0 million. The Company’s net revenues were derived from U.S. revenues of $119.6 million and international revenues of $10.5 million for the three months ended October 31, 2002, compared to $126.4 million in the U.S. and $13.7 million internationally for the three months ended October 31, 2001. The overall decrease in total Company revenues for the three months ended October 31, 2002 was driven primarily by the closing of under-performing stores associated with the Company’s Restructuring Plan, as well as an industry-wide reduction in music sales in the United States. The decrease in the Company’s revenues during the three months ended October 31, 2002 was offset by revenue increases from Internet sales in the amount of $0.9 million and revenue increases from wholesale revenues in the amount of $1.2 million as compared to the three months ended October 31, 2001. Same store sales for the three months ended October 31, 2002 decreased by 7.6% when compared to the three months ended October 31, 2001.

GROSS PROFIT

For the three months ended October 31, 2002, gross profit decreased $3.4 million to $40.3 million from $43.7 million for the three months ended October 31, 2001. The decrease in the gross profit is principally due to the decrease in revenues as described above. Gross profit as a percentage of net revenues was 31.0% for the three months ended October 31, 2002. Gross profit as a percentage of net revenues was 32.3% at October 31, 2001, excluding the effects of the restructuring charge. The 1.3% decrease in gross profit as a percentage of net revenues was primarily due to a decrease in wholesale distribution margin. The decrease in gross profit as a percentage of net revenues was offset by a 1.9% on Internet sales margin improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses decreased by $0.9 million to $43.3 million for the three months ended October 31, 2002 from $44.2 million for the three months ended October 31, 2001. Excluding the effects of the $0.8 million and $1.4 million in professional fees related to the Restructuring Plan for the three months ended October 31, 2002 and 2001, respectively, selling, general and administrative expenses decreased by $0.3 million to $42.5 million during the three months ended October 31, 2002 from $42.8 million for the three months ended October 31, 2001. Excluding the effect of professional fees related to the restructuring charge, decreases in personnel, occupancy and other administrative expenses are due to cost savings initiatives resulting from the Company’s Restructuring Plan. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the restructuring charge, increased to 32.7% for the three months ended October 31, 2002 as compared to 30.5% for the three months ended October 31, 2001. Management attributes this percentage increase primarily to the overall reduction in revenues during the period.

RESTRUCTURING AND ASSET IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $3.9 million for the three months ended October 31, 2002 compared to $0.1 million for the three months ended October 31, 2001. The $3.9 million recorded for the three months ended October 31, 2002 was for the senior management severance. For the three months ended October 31, 2002 and 2001, $0 and $1.5 million, respectively, were related to inventory write-downs recorded in cost of sales, and $0.8 million and $1.4 million, respectively, were related to professional fees incurred in connection with the Restructuring Plan recorded in selling, general and administrative expenses on the accompanying consolidated statements of operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $5.3 million for the three months ended October 31, 2002 as compared to $5.7 million for the three months ended October 31, 2001. The decrease of $0.4 million was primarily due to the closing of under-performing stores identified in the Company’s Restructuring Plan.

LOSS FROM CONTINUING OPERATIONS

The Company’s consolidated loss from continuing operations during the three months ended October 31, 2002 was $12.2 million compared with consolidated operating loss of $6.3 million during the three-months ended October 31, 2001. The increase of $5.9 million was primarily attributable to the decrease in revenues as described above.

INTEREST EXPENSE

Net interest expense decreased to $5.8 million during the three months ended October 31, 2002 from $6.1 million during the three months ended October 31, 2001. The decrease of $0.3 million was due primarily to the reduction of the variable interest rate components as specified in the Company’s financing agreements from October 31, 2001 to October 31, 2002.

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)

A non-cash foreign currency translation gain of $0.1 million was recognized for the three months ended October 31, 2002, compared to a non-cash foreign currency translation loss of $0.3 million for the three months ended October 31, 2001. The gain (loss) primarily represents the volatility of foreign currency fluctuations against the U.S. dollar in foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax provision in the amount of $0.1 million for the three months ended October 31, 2002 and $0.1 million for the three months ended October 1, 2001. Tax provisions and benefits are based upon management’s estimate of the Company’s annualized effective tax rates.

DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, TRKK, to Nikko Principal Investments Japan Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Notes 3 and 7 to the Consolidated Financial Statements, net proceeds were primarily used to pay down the Credit

Facility. The Company recorded a $36.0 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the three months ended October 31, 2002. In accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company entered into a consulting contract with Chilmark Partners, LLC (“Chilmark”) on May 18, 2001. By letter to Chilmark dated June 12, 2002, the Company terminated the contract. On July 29, 2002, Chilmark filed suit against the Company in the U.S. District Court for the Northern District of Illinois, alleging breach of contract and seeking other remedies under the contract and attachment of proceeds of the Company’s sale of its Japanese subsidiary. In August 2002, Chilmark’s request for such an attachment was denied. The litigation continues with respect to Chilmark’s breach of contract claim and its request for damages under the terms of the contract. As of October 31, 2002, Chilmark’s total damage request was approximately $2.6 million. The Company believes it has meritorious defenses with respect to each of Chilmark’s claims and intends to defend against the claims vigorously; however, the litigation is in the preliminary stage and there can be no assurance that the Company will prevail in this action. If Chilmark receives a favorable judgment for all or a substantial portion of the total $2.6 million in damages Chilmark is seeking, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.23	Stanley Goman Severance Agreement

10.24	Ron Nugent Severance Agreement

10.25	Mark Viducich Severance Agreement

(b)	Reports on Form 8-K.

On August 6, 2002, the Company filed a Form 8-K relating to the dismissal of Arthur Andersen LLP as the Company’s independent auditors as of July 31, 2002, and the hiring of KPMG LLP to serve as the Company’s independent auditors.

On August 16, 2002, the Company filed a Form 8-K relating to an agreement dated August 14, 2002 to extend the closing date of the sale of its Japanese subsidiary.

On September 3, 2002, the Company filed a Form 8-K relating to an agreement dated August 30, 2002 to extend the closing date of the sale of its Japanese subsidiary.

On September 13, 2002, the Company filed a Form 8-K relating to an agreement dated September 13, 2002 to extend the closing date of the sale of its Japanese subsidiary.

On September 20, 2002, the Company filed a Form 8-K relating to the completion of the Fifth Amendment dated as of September 12, 2002, to the

Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, among the Company, TRKK, the lenders party thereto and JPMorgan Chase Bank as administrative agent.

On October 3, 2002, the Company filed a Form 8-K relating to (i) the completion of the Sixth Amendment dated as of September 30, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, among the Company, TRKK, the lenders party thereto and JPMorgan Chase Bank as administrative agent and (ii) an agreement dated September 27, 2002 to extend the closing date of the sale of its Japanese subsidiary.

On October 9, 2002, the Company filed a Form 8-K relating to the completion of the Seventh Amendment dated as of October 4, 2002, to the Amended and Restated Credit Agreement dated as of April 27, 2001, as amended, among the Company, TRKK, the lenders party thereto and JPMorgan Chase Bank as administrative agent.

On October 21, 2002, the Company filed a Form 8-K relating to (i) the completion of the sale of its Japanese subsidiary to Nikko Principal Investments Japan Ltd., and (ii) the simultaneous refinancing of the Company’s bank credit facility pursuant to (A) a Loan and Security Agreement dated October 9, 2002 by and among the Company, Three A’s Holdings, L.L.C., the lenders party thereto and The CIT Group/Business Credit, Inc., as administrative and collateral agent and (B) an Amended and Restated Term Loan Agreement dated as of October 9, 2002, among the Company, the lenders party thereto and JPMorgan Chase Bank, as administrative agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 1, 2003
MTS, INCORPORATED
(Registrant)

By:	/s/ James S. Bain	By:	/s/ Karen M. Wilhelmi

	James S. Bain Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Karen M. Wilhelmi Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description

10.23	Stanley Goman Severance Agreement

10.24	Ron Nugent Severance Agreement

10.25	Mark Viducich Severance Agreement