Form 10-Q
period 2003-01-31
MTS INC
filed 2003-04-01
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2003

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act). Yes ( ) No (x)

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at January 31, 2003
Class B Common Stock, no par value	1,000 shares

THE FINANCIAL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2003 HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01(D) OF REGULATION S-X BECAUSE THE COMPANY’S INDEPENDENT PUBLIC ACCOUNTANT HAS NOT YET COMPLETED ITS REVIEW OF SUCH FINANCIAL STATEMENTS. PLEASE SEE ADDITIONAL INFORMATION REGARDING THE COMPANY’S FINANCIAL STATEMENTS FOR THE QUARTER ENDED JANUARY 31, 2003 PRECEDING THE FINANCIAL STATEMENTS IN ITEM 1 OF PART 1 HEREOF.

MTS, INCORPORATED

Page

Part I. Financial Information	3
Item 1. Consolidated Financial Statements	3
Consolidated Balance Sheets (unaudited) as of January 31, 2003, 2002 and July 31, 2002	3
Consolidated Statements of Operations (unaudited) for the three months ended January 31, 2003 and 2002 and the six months ended January 31, 2003 and 2002	4
Consolidated Statements of Cash Flows (unaudited) for the six months ended January 31, 2003 and 2002	5
Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the six months ended January 31, 2003 and 2002	6
Notes to Consolidated Financial Statements (unaudited)	7-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 6. Exhibits and Reports on Form 8-K	28
Signatures	29
Index of Exhibits	30

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

This Quarterly Report of Form 10-Q contains financial statements for the quarter ended January 31, 2003, which have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X because the Company’s independent public accountant has not yet completed its review of such financial statements. The Company expects that the review of its financial statements for the quarter ended January 31, 2003 by its independent public accountant will be completed as soon as practicable following the date thereof. Upon the completion of such review, the Company will file an amendment to this Quarterly Report, which will include a discussion of any material changes from the unreviewed financial statements filed herewith.

MTS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2003, 2002 AND JULY 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	JANUARY 31,	JANUARY 31,	JULY 31,
	2003	2002	2002

Assets
Current assets:
Cash and cash equivalents	$8,409	$9,058	$7,477
Receivables, net	6,098	22,545	21,710
Merchandising inventories	159,571	166,854	167,609
Prepaid expenses	8,330	5,421	8,055

Total current assets	182,408	203,878	204,851
Fixed assets, net	101,822	135,964	114,894
Other assets	13,768	14,761	13,210
Assets of discontinued operations	—	127,920	145,049

Total assets	$297,998	$482,523	$478,004

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$3,248	$51,846	$82,776
Accounts payable	121,081	125,138	112,904
Reserve for restructuring costs	16,786	274	6,839
Accrued liabilities	33,590	31,221	28,664
Deferred revenue, current portion	6,559	7,465	2,286

Total current liabilities	181,264	215,944	233,469
Long-term debt, less current maturities	176,609	116,641	115,771
Deferred revenue, less current portion	112	125	118
Liabilities of discontinued operations	—	148,195	169,433

Total liabilities	357,985	480,905	518,791

Shareholders’ (deficit) equity:
Class B common stock, no par value; 10,000,000 shares authorized; 1,000 shares issued and outstanding at January 31, 2003, 2002 and July 31, 2002	6	6	6
Retained (deficit) earnings	(47,334)	15,203	(21,355)
Accumulated other comprehensive loss	(12,659)	(13,591)	(19,438)

Total shareholders’ (deficit) equity	(59,987)	1,618	(40,787)

Total liabilities and shareholders’ (deficit) equity	$297,998	$482,523	$478,004

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
AND THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2003	2002	2003	2002

Net revenue	$176,789	$194,310	$306,911	$334,430
Cost of sales (a) (b)	127,907	142,324	217,693	238,759

Gross profit	48,882	51,986	89,218	95,671
Operating expenses:
Selling, general and administrative expenses (c)	44,259	49,926	87,514	94,098
Restructuring and asset impairment costs, net	20,071	719	23,981	802
Depreciation and amortization	5,256	5,709	10,584	11,442

Loss from operations	(20,704)	(4,368)	(32,861)	(10,671)
Other income and (expense):
Interest expense	(5,309)	(6,214)	(11,157)	(12,357)
Foreign currency translation gain (loss)	2,031	(785)	2,059	(1,086)
Other	(844)	(818)	(1,172)	(848)

Loss from continuing operations before taxes	(24,826)	(12,185)	(43,131)	(24,962)
Provision for income taxes	29	123	76	254

Loss from continuing operations	(24,855)	(12,308)	(43,207)	(25,216)
Discontinued operations (Note 3):
Income from operations of discontinued Japanese subsidiary (including gain on disposal of $36,019, net of U.S. income and foreign taxes of $6,512)	—	2,935	37,400	4,571

Net loss	$(24,855)	$(9,373)	$(5,807)	$(20,645)

(a)
Includes $2.0 million and $9.7 million of inventory write-downs related to restructuring efforts for the three months ended January 31, 2003 and 2002, respectively; and $2.0 million and $11.2 million for the six months ended January 31, 2003 and 2002, respectively.

(b)
Excludes depreciation and amortization related to retail and distribution assets of $3.3 and $3.9 million for the three months ended January 31, 2003 and 2002, respectively, and $6.7 and $7.6 million for the six months ended January 31, 2003 and 2002, respectively, which have been included below in operating expenses.

(c)
Includes $0.7 million and $1.3 million in professional fees related to restructuring efforts for the three months ended January 31, 2003 and 2002, respectively; and $1.5 million and $2.7 million for the six months ended January 31, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JANUARY 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,807)	$(20,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(37,400)	(4,571)
Depreciation and amortization	11,137	12,047
Restructuring and asset impairment costs, net	23,981	802
Allowance for doubtful accounts	(178)	2
Inventory write-downs due to restructuring	1,965	11,156
Loss on disposal of depreciable assets	2,039	436
Foreign exchange loss (gain)	312	(957)
Other non-cash expense	217	268
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect from sale of subsidiary:
Receivables	9,697	3,402
Merchandising inventories	6,073	4,683
Prepaid expenses	(275)	(303)
Accounts payable	8,177	5,268
Reserve for restructuring costs	(4,063)	(2,254)
Accrued liabilities	4,926	1,332
Deferred revenue	4,267	4,770

Net cash provided by operating activities	25,068	15,436

Cash flows from investing activities:
Net proceeds from sale of Japanese subsidiary	109,532	—
Acquisition of fixed assets	(2,038)	(3,725)
Acquisition of investments	(175)	(983)
Change in deposits, net	(478)	(443)
Change in intangibles, net	(99)	(246)

Net cash provided by (used in) investing activities	106,742	(5,397)

Cash flows from financing activities:
Proceeds from life insurance loans	—	3,526
Proceeds from employee loan payments	3	107
Change in debt issuance costs, net	(4,674)	(994)
Net proceeds from long-term line of credit	37,506	—
Repayments on other long-term debt	(172,655)	(51,925)
Proceeds from other long-term debt	7,600	40,000

Net cash used in financing activities	(132,220)	(9,286)

Net cash and cash equivalents from discontinued operations	157	(6,834)
Effect of exchange rate changes on cash and cash equivalents	1,185	4,495

Net decrease in cash and cash equivalents	932	(1,586)
Cash and cash equivalents, beginning of period	7,477	10,644

Cash and cash equivalents, end of period	$8,409	$9,058

Cash paid for interest	$11,460	$12,504

Cash paid for income taxes	$4,504	$37

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JANUARY 31,

	2003	2002

Net loss	$(5,807)	$(20,645)
Other comprehensive income, net of tax:
Reversal of other comprehensive loss related to the sale of Japanese subsidiary	9,029	—
Foreign currency translation	(2,250)	874

Comprehensive income (loss)	$972	$(19,771)

See accompanying notes to consolidated financial statements.

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

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

Certain reclassifications have been made to conform prior periods’ financial statements to the current period’s presentation.

NOTE 2 – DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, Tower Records Kabushiki Kaisha (“TRKK”), to Nikko Principal Investments Japan, Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Note 6, net proceeds were used to pay down the Credit Facility (as defined in Note 6). The Company recorded a $36.0 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the six months ended January 31, 2003. The retained earnings of TRKK at October 31, 2002 were $20.2 million. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

Net income from discontinued operations, excluding the gain on sale, is as follows (dollars in thousands):

	Six Months Ended	Six Months Ended
	January 31, 2003	January 31, 2002

Total revenue	$66,313	$185,929
Total expense	64,932	181,358

Net income	$1,381	$4,571

Assets and liabilities of discontinued operations primarily consist of the following (dollars in thousands):

	January 31, 2002	July 31, 2002

Assets:
Cash and cash equivalents	$20,917	$29,876
Merchandising inventories	63,281	68,763
Fixed assets, net	29,966	31,873
Other	13,756	14,537

Assets of discontinued operations	$127,920	$145,049

Liabilities:
Current maturities of long-term debt	$100,595	$113,007
Accounts payable and accrued liabilities	36,520	39,918
Other	11,080	16,508

Liabilities of discontinued operations	$148,195	$169,433

NOTE 3 – TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in several foreign countries, these fluctuations affect the Company’s financial position and results of operations. In accordance with SFAS No. 52,“Foreign Currency Translation,” all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all statement of operations items have been translated using the weighted average exchange rates during the respective periods. The net gain or loss resulting from translation upon consolidation into the financial statements is included in accumulated other comprehensive loss, which is reported as a separate component of shareholders’ equity. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in the consolidated statement of operations as they occur. The Company recorded a net transaction gain of approximately $2.1 million for the six months ended January 31, 2003 and a net translation loss of approximately $1.1 million for the six months ended January 31, 2002. These amounts primarily represent the volatility of currencies in foreign countries in which the Company does business.

NOTE 4 – INCOME TAXES

The effective income tax rates for the six months ended January 31, 2003 and 2002 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and foreign taxes resulting from the sale of TRKK. The Company has reserved all of its net deferred tax assets at January 31, 2003 and 2002 and July 31, 2002 due to the uncertainty of future utilization.

NOTE 5 – RESTRUCTURING PLANS AND SUBSEQUENT EVENT

2001 RESTRUCTURING PLAN

During the third quarter of fiscal 2001, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts to improve its operations and financial performance. These efforts produced a restructuring plan that was adopted by the Company in February 2001 (the “2001 Restructuring Plan”).

The 2001 Restructuring Plan contains several store-related initiatives designed to improve the Company’s profitability, including closing and liquidating most stand-alone and combination bookstores; disposing of most of the Company’s foreign operations by direct sale, franchise or closure; closing under-performing domestic record, outlet and frame/gallery stores; and monitoring the performance of additional stores. The 2001 Restructuring Plan also contains several operational initiatives designed to improve the Company’s cash flow position, including reducing corporate work force and overhead expenses, reducing working capital requirements and reducing capital expenditures until internally generated cash flow will support future needs.

FISCAL 2001 AND 2002 ACTIVITY

In fiscal 2001, the Company began efforts to dispose of its Argentina, Hong Kong, Taiwan, Singapore and Canadian operations, close under-performing domestic stores and make certain reductions in work force. As a result, the Company recorded pre-tax restructuring and asset impairment charges of $23.3 million during the 12 months of fiscal year 2001, which included $1.6 million of severance costs, $1.9 million of lease termination costs, $14.2 million of non-cash asset impairment charges and $5.6 million of other closure costs. In fiscal 2001, the Company also recorded $2.7 million of professional fees incurred in connection with the 2001 Restructuring Plan in selling, general and administrative expenses, and $20.7 million of inventory write-downs in cost of sales. At July 31, 2001, the reserve for restructuring costs was $2.2 million, which was comprised mainly of accruals for store closures and severance.

In the fourth quarter of fiscal 2002, the Company began efforts to dispose of its United Kingdom and Ireland operations, close additional under-performing domestic stores and further reduce the domestic corporate in work force. As a result, the Company recorded pre-tax restructuring and asset impairment charges of $21.8 million during the 12 months of fiscal year 2002, which included $2.9 million of severance costs, $4.7 million of lease termination costs, $13.6 million of non-cash asset impairment charges and $0.6 million of other closure costs. In fiscal 2002, the Company also recorded $5.9 million of professional fees incurred in connection with the 2001 Restructuring Plan in selling, general and administrative expenses, and $14.2 million of inventory write-downs in cost of sales. At July 31, 2002, the reserve for restructuring costs was $6.8 million, which was comprised mainly of accruals for the closing of the United Kingdom and Ireland operations and two domestic store closures.

SUBSEQUENT EVENT

In February 2003, the Company entered into a Leasing and Employee Transfer Agreement with Virgin Retail Group Limited and Piccadilly Entertainment Store Limited (collectively, “Virgin”). Under this agreement, the Company will assign leases, sell store fixtures and transfer certain employees for two of the Company’s stores in the United Kingdom to Virgin in exchange for 1.5 million British Sterling (approximately $2.5 million at the then-current exchange rates) payable at the closing of the transaction. In addition, Virgin shall obtain the non-exclusive right to use the business name of “Tower Records” for the operation of these two stores for a period not to exceed one year from date of closing. The Company anticipates that the assignment and transfer pursuant to this agreement will be completed in April 2003.

2003 RESTRUCTURING PLAN

During the second quarter of the Company’s 2003 fiscal year, the Company commenced another restructure and turnaround plan and retained a consulting firm to assist the Company in its efforts. These efforts produced a restructuring plan that was adopted by the Company in December 2002 (the “2003 Restructuring Plan”).

The 2003 Restructuring Plan contains several additional initiatives designed to improve the Company’s operations, including closing and liquidating 13 under-performing stores, selling its Mexico investment, making cost cutting efforts focused on overhead reduction, right-sizing inventory with centralized purchasing and automatic replenishment, and suspending the Pulse! magazine publication. The 2003 Restructuring Plan also contains other cash flow improvement initiatives, including sales and marketing, gross margin enhancement, and inventory management. The Company began implementing its restructuring plan shortly after its adoption and has since closed two of the 13 under-performing stores through January 31, 2003. The Company closed an additional three stores in February 2003.

The Company expects to substantially complete implementation of the remainder of the 2001 Restructuring Plan by the end of the third quarter of fiscal 2003, and expects to substantially complete implementation of the 2003 Restructuring Plan by the end of the second quarter of fiscal 2004.

SECOND QUARTER FISCAL 2002 AND 2003 ACTIVITY

In the second quarter of fiscal 2003, the Company recorded restructuring and asset impairment charges of $21.4 million under the 2003 Restructuring Plan and decreased its estimated restructuring costs under the 2001 Restructuring Plan by $1.3 million, which resulted in net pre-tax restructuring and asset impairment charges of $20.1 million. The $21.4 million of restructuring and asset impairment charges under the 2003 Restructuring Plan included restructuring charges of $4.7 million for accrual of lease termination costs, $5.7 million of involuntary termination benefits and $1.0 million of other costs, which have been recorded in reserve for restructuring costs; and asset impairment charges of $4.1 million for the write-down of fixed assets and leasehold improvements in stores to be closed and $5.9 million for the disposal of the Company’s joint venture investment in Mexico. The involuntary termination benefits include amounts that have been either paid or accrued for and cover approximately 114 employees in both retail and corporate locations. As a result of the Leasing and Employee Transfer Agreement with Virgin, the Company had revised its 2001 Restructuring plan estimates and decreased its reserve for restructuring costs and restructuring costs as of and for the three months ended January 31, 2003 by $1.3 million, which comprised of $0.9 million of accrued lease termination costs and $0.4 million of accrued severance costs. In connection with the 2003 Restructuring Plan, the Company also recorded $0.7 million of professional fees incurred as a result of the Company’s restructuring efforts in selling, general and administrative expenses, and $2.0 million of inventory write-downs in cost of sales.

In the second quarter of fiscal 2002, the Company recorded pre-tax restructuring and asset impairment charges of $0.7 million, which was comprised of $0.5 million for write-down of fixed assets and leasehold improvements and $0.2 million in other costs. In connection with the 2001 Restructuring Plan, the Company also recorded $1.3 million of professional fees in selling, general and administrative expenses, and $9.7 million of inventory write-downs in cost of sales.

A summary of the restructuring reserve activities in fiscal 2002 and for the six months ended January 31, 2003 is approximately as follows (dollars in millions):

					Fiscal 2003 Six
	Restructuring	Fiscal 2002	Fiscal 2002	Restructuring	Month	Fiscal 2003 Six	Restructuring
	Reserve at	Restructuring	Cash	Reserve at	Restructuring	Month Cash	Reserve at
	July 31, 2001	Charges	Payments	July 31, 2002	Charges	Payments	January 31, 2003

Severance costs	$0.2	$2.9	$(1.2)	$1.9	$9.3	$(3.6)	$7.6
Lease termination costs	0.8	4.7	(0.7)	4.8	3.8	—	8.6
Other	1.2	0.6	(1.7)	0.1	1.0	(0.5)	0.6

Total	$2.2	$8.2	$(3.6)	$6.8	$14.1	$(4.1)	$16.8

NOTE 6 – LONG-TERM DEBT

In April 1998, the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines, senior notes and term notes by consummating an offering of $110.0 million of 9.375% senior subordinated notes (the “Notes”) and entering into a senior revolving credit facility, which was collateralized by a majority of the Company’s inventory, accounts receivable and a pledge of 65% of the capital stock of its Japanese subsidiary (the “Credit Facility”). The Notes have options to redeem in part at various premiums throughout the duration of the indenture and mature in May 2005.

In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under the Credit Facility. The Credit Facility was further amended in October 2001, April 2002, June 2002, September 2002 and October 2002. The extended Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum 15.6 billion Japanese Yen, which was equivalent to $126.6 million at inception), with a maturity date, as amended, of October 11, 2002. Maximum borrowings under the Credit Facility, as amended, were scheduled to decline by $15 million in July 2001, $5 million in October 2001 and $10 million in December 2001. The Company met all scheduled reductions under the Credit Facility, as amended.

On October 11, 2002, the Company completed the sale of TRKK to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Of the proceeds from the sale of TRKK, $108.8 million were used to pay down the Credit Facility. The balance of the Credit Facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005.

The asset-based borrowings as described in the Company’s Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders provide for a line of credit of up to $110 million. The Company has successfully syndicated $100 million of the line of credit. The Company anticipates that the line of credit at $100 million will be sufficient to meet its liquidity requirements. Interest is based on a formula of prime plus a premium based upon excess availability levels achieved each month. As of January 31, 2003, the line of credit had an outstanding balance of $37.5 million, with an additional $62.5 million available. The Company has received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders, which had an outstanding balance of $25 million at January 31, 2003.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on August 1, 2002, on a prospective basis, and has recorded the sale of TRKK in accordance with this statement.

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

NOTE 8 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports financial and descriptive information about its reportable operating segments using the “management approach” model. Under the management approach model, segments are defined based on the way the Company’s management internally evaluates segment performance and decides how to allocate resources to segments. The Company has defined its only reportable segment as retail sales of pre-recorded music and related products and evaluates this reportable segment based on geographic area.

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

Financial information relating to the Company’s principal geographic areas of continuing operations is as follows (dollars in thousands):

	For the Six Months Ended
	January 31,	January 31,
	2003	2002

Net Revenue
United States	$284,147	$302,426
Great Britain and Ireland	21,274	28,748
Other foreign operations	1,490	3,256

TOTAL	$306,911	$334,430

Loss from operations:
United States	$(31,081)	$(12,372)
Great Britain and Ireland	(1,765)	(3,402)
Other foreign operations	(15)	5,103

	$(32,861)	$(10,671)

	January 31,
	2003	2002

Identifiable assets:
United States	$292,399	$328,045
Great Britain and Ireland	6,032	27,916
Other foreign operations	(433)	(1,358)

	$297,998	$354,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) consumer demand for the Company’s products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (ii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (iii) the continued availability and cost of adequate capital to fund the Company’s operations; (iv) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (v) the ability of the Company to successfully defend itself in ongoing and future litigation and the expenses associated with such litigation; (vi) higher than anticipated costs associated with the implementation of the Company’s restructuring plans and/or lower than anticipated resulting operations and cash flow benefits; (vii) unanticipated increases in the cost of merchandise sold by the Company; (viii) changes in foreign currency exchange rates and economic and political risks; (ix) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; (x) the ability of the Company to comply with the ongoing monthly affirmative and negative covenants as prescribed by the Company’s Amended and Restated Term Loan Agreement with JPMorgan Chase and other lenders and by the Company’s Loan and Security Agreement with The CIT Group/Business Credit Inc., and other lenders; and (xi) the ability of the Company to continue to service its senior subordinated notes. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Please refer to the Risk Factors section of the Company’s Annual Report Form 10-K for further information on other factors, which could affect the financial results of the Company and such forward-looking statements.

OVERVIEW

Founded in 1960, the Company is one of the largest specialty retailers of recorded music headquartered in the United States in terms of revenues and is one of the largest and most widely recognized music retailers in the world. As of January 31, 2003, the Company operated a total of 105 stores worldwide, consisting of 99 U.S. stores in 21 states and six stores in three countries.

The Company offers a diversified line of music and video products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, video games, personal electronics and accessories.

On October 11, 2002, the Company sold its Japanese subsidiary, Tower Records, Kabushiki Kaisha (“TRKK”). Prior to its sale, TRKK represented a significant portion of the Company’s revenues, and the revenues accounted for by TRKK increased annually in each of the most recent two fiscal years. In addition, Japan was the only geographic region in which the Company generated net operating income in each of fiscal 2002 and fiscal 2001. For the fiscal year ended July 31, 2002, TRKK accounted for 38% of the Company’s revenues and provided $15.6 million of operating income, which is included in the Company’s net operating loss of $31.2 million.

The Company also faces declining sales with the emerging digital download of music by consumers and mass market competition. According to industry statistics provided by Billboard Magazine, unit shipments of all music formats have decreased by 11% in 2002, and a major cause of the decline in 2002 is the ongoing problem of online and physical music piracy. However, the Company’s sales decline over the six months of fiscal year 2003 has been lower than the industry’s sales decline. The Company attributes its lower-than-industry sales decline to its deep catalog competitive advantage as well as efforts to market products other than pre-recorded music such as DVDs, accessories, and other complementary products.

The Company’s management attempts to manage business risks on a daily basis by analyzing sales trends, industry trends and monitoring costs in order to maintain sales and gross profits for the domestic operations. In September 2002, the Company hired a turn-around specialist to focus efforts in the domestic market and improve financial results. These turn-around efforts are focused principally on gross margin improvement, sales and marketing, cost reduction and store management restructuring.

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

REVENUE RECOGNITION

The Company generates revenue primarily from retail sales comprised of pre-recorded music (including compact discs and audio cassettes), video sales (including recorded video cassettes, laser discs and DVD) and other complementary products (including books, magazines, blank tapes, video games, personal electronics and accessories) through the Company’s stores and is recognized at the point of the retail transaction. Reductions of revenue for returns by retail customers are provided at the point of the return. Additionally, the Company generates revenue from distribution to outside customers and recognizes revenue based upon the shipment of merchandise to those distribution customers. The Company’s distribution arrangements with these customers generally give them the right to return titles. The Company reduces gross sales and direct product costs for returns at the time of the returns. The Company continuously monitors collections and payments from its wholesale distribution customers and maintains a provision for estimated credit losses based upon its historical experience and any specific distribution customer collection issues that the Company has identified.

INVENTORY VALUATION

Inventories are valued at the lower of cost or market value. Inventory valuation requires significant judgments and estimates, including merchandise markdowns and provisions for inventory shrink caused by customer theft. The Company evaluates all of its inventory units to determine excess or slow-moving units based on current quantities, anticipated store closures and projections of future demand and market conditions. Due to industry return policies, which generally provide for full recovery of cost upon return, the Company does not provide an allowance for inventory returns.

RESTRUCTURING CHARGES

Since the adoption of the 2001 Restructuring Plan and the 2003 Restructuring Plan (the “Restructuring Plans”), the Company has closed seven out of ten of its stand-alone bookstores and has liquidated most of its book inventories. The Company has also closed eight domestic under-performing record and outlet stores and sold two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises and closed its Canadian operations. Additionally, five out of eight stores in the United Kingdom were closed during the six months ended January 31, 2003. In addition, the Company has entered into an agreement in February 2003 with Virgin Retail Group Limited and Piccadilly Entertainment Store Limited regarding the assignment of leases and the transfer of certain employees of two stores in the United Kingdom. The Company believes that it is being more selective in the number of new store openings and remodels. Management has implemented several rounds of reductions in workforce related to store closures and to reduce operating costs. Since the adoption of the Restructuring Plans the Company has terminated approximately 795 employees at both the retail and corporate level, from clerks to management. Capital expenditures and working capital have also been closely managed under the Restructuring Plans. In accordance with the Restructuring Plans, the Company continues to monitor additional stores for possible future closure.

Management expects to substantially complete the final phase of the 2001 Restructuring Plan by the end of the third quarter of fiscal 2003. Nearing completion of the 2001 Restructuring Plan and in conjunction with the hiring of a retail operations turnaround specialist, the Company adopted the 2003 Restructuring Plan in December 2002 aimed at further improving operations, monitoring and closing additional under-performing stores and assets, and evaluating its ongoing working capital investments. The 2003 Restructuring Plan will likely require the Company to implement various restructuring initiatives, which could result in additional restructuring costs, asset impairment charges and inventory write-downs in future periods. The Company expects to complete the 2003 Restructuring Plan by the end of the second quarter of fiscal 2004.

The Company has estimated and recorded restructuring and asset impairment charges and inventory write-downs in fiscal 2003 and 2002 related to the Restructuring Plans. These costs and charges required judgments about, among other things, employee severance costs, contract and lease terminations, related consulting and litigation fees, long-lived assets and inventory valuation and other contingent liabilities. The ability to obtain agreements with lessors to terminate leases or with other parties to assign leases can also affect the accuracy of current estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

It is the Company’s policy to review its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the carrying value of the long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends in the many geographic regions that the Company’s stores are located, are subject to a high degree of judgment and complexity and changes in the assumptions and estimates may affect the carrying value of long-lived assets, and could result in additional impairment charges in future periods.

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

Net cash provided by operating activities was $25.1 million for the six months ended January 31, 2003, and was $15.4 million for the six months ended January 31, 2002. For the six months ended January 31, 2003, net increase in inventory was $6.1 million. For the six months ended January 31, 2002, net increase in inventory was $4.7 million.

Net cash provided by investing activities was $106.7 million for the six months ended January 31, 2003 and net cash used in investing activities was $5.4 million for the six months ended January 31, 2002. Net cash provided by investing activities for the six months ended January 31, 2003 was primarily from proceeds received from sale of the Company’s Japanese subsidiary, TRKK, and was offset by store leasehold improvements and capital expenditure requirements, including refurbishment and technology investments totaling approximately $1.4 million and $0.6 million used for video rental acquisition. Net cash used in investing activities for the six months ended January 31, 2002 was primarily due to store leasehold improvements and capital expenditure requirements, including store relocations, refurbishment and technology investments totaling approximately $5.5 million and $0.6 million used for video rental acquisition.

Net cash used in financing activities for the six months ended January 31, 2003 was $132.2 million, resulting principally from pay-down of long-term financing agreements from proceeds received from the sale of TRKK, offset by borrowings under the Company’s line of credit and changes in debt issuance costs. Net borrowings under the Company’s line of credit were $37.5 million for the six months ended January 31, 2003. Net cash used in financing activities for the six months ended January 31, 2002 was $9.3 million, which resulted primarily from net borrowings under the Credit Facility (as defined in Note 6 to the Consolidated Financial Statements).

Total funded debt decreased to $179.9 million as of January 31, 2003 from $269.4 million as of January 31, 2002, which included the funded debt of TRKK of $100.9 million at January 31, 2002. On January 31, 2003, outstanding debt consisted primarily of $110.0 million of 9.375% senior subordinated notes, $37.5 million under the asset-based line of credit agreement with The CIT Group/Business Credit, Inc. and $25.0 million under a term loan with JPMorgan Chase Bank. On January 31, 2002 outstanding debt consisted primarily of $110.0 million of 9.375% senior subordinated notes and $150.3 million under the Credit Facility.

Interest payments on the Company’s senior subordinated notes and under the asset-based line of credit and term loan will continue to impose significant liquidity demands upon the Company. In fiscal 2003, the Company made an interest payment on November 1, 2002, and is obligated to make another interest payment on its subordinated notes on May 1, 2003, each in the amount of $5.2 million. The Company must continue to make the semi-annual payments through the maturity date of the senior subordinated notes in May 2005. In addition to its debt service obligations, the Company will require liquidity for capital expenditures, lease obligations and general working capital needs.

During the six months ended January 31, 2003, the Company terminated a total of 114 employees in the United States, including certain senior executives, in accordance with its Restructuring Plans. As a result, the Company has estimated and accrued for $7.6 million of severance obligations in reserve for restructuring costs on the accompanying January 31, 2003 consolidated balance sheet, $4.5 million of which will be payable to senior executives over terms ranging from twelve to thirty-five months. New restructuring efforts include closure of under-performing domestic stores, closure of the Company’s Pulse! Magazine office and suspension of the Pulse! publication.

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, TRKK, to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Of the proceeds from the sale of TRKK, $108.8 million were used to pay down the Credit Facility. The balance of the Credit Facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. For its asset-based borrowings, the Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for a line of credit of up to $110 million. The Company has successfully achieved the syndication requirements for a line of credit up to $100 million. Interest is based on a formula of prime plus a premium based upon excess availability levels achieved each month. As of January 31, 2003, the line of credit had an outstanding balance of $37.5 million, with an additional $62.5 million available. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders, with an outstanding balance of $25 million at January 31, 2003.

The Company believes that the cash flow generated from its operations, together with amounts available from existing financing sources, will be sufficient to fund its debt service requirements,

lease obligations, working capital needs, its currently anticipated capital expenditures and other operating expenses for at least the next 12 months. However, the Company’s ability to service its senior subordinated notes, asset-based line of credit and term loan, which mature in May 2005, April 2005 and April 2005, respectively, is subject to future economic conditions and financial, business and other factors.

The Company’s asset-based line of credit, term loan and senior subordinated notes impose certain restrictions on the Company’s ability to make capital expenditures and limit the Company’s ability to incur additional indebtedness. In addition, the Company’s cash balances are transferred nightly to pay down its outstanding debt and the daily management of cash needs and availability determine the next day’s draw on the line of credit. Such restrictions and cash balance transfers could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The debt covenants also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions to its shareholders, create liens on assets, make investments, loans or advances and make acquisitions.

The Company leases substantially all of its retail stores, warehouses and administrative facilities pursuant to operating leases that expire on dates through 2024 and generally have renewal options of one to 20 years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes. Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for the twelve months ending January 31, 2004 is expected to be approximately $45.2 million.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of January 31, 2003 are as follows: (dollars in thousands):

	Payments due by period

		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Long-term debt	$179,857	$3,248	$153,328	$4,269	$19,012
Operating leases	253,258	33,695	61,294	49,737	108,532

Total	$433,115	$36,943	$214,622	$54,006	$127,544

SEASONALITY

Retail music sales in the United States are typically higher during the calendar fourth quarter as a result of consumer purchasing patterns due to increased store traffic and impulse buying by holiday shoppers. As a result, the majority of domestic music retailers and, more specifically, the mall-based retailers rely heavily on the calendar fourth quarter to achieve annual sales and profitability results. The Company’s deep-catalog approach to pre-recorded music appeals to customers who purchase music on a year-round basis. Consequently, the Company has historically experienced less seasonal reliance than other domestic music retailers. In each of fiscal 2002 and 2001, the second fiscal quarter (November 1 through January 31), excluding the sales of the Japanese subsidiary, accounted for approximately 32% and 31%, respectively, of the Company’s annual sales. Management expects to maintain this same seasonal trend as the Company continues to emphasize its year-round specialized entertainment shopping experience.

RESULTS OF OPERATIONS

Three months ended January 31, 2003 compared to three months ended January 31, 2002

REVENUES

For the three months ended January 31, 2003, the Company’s consolidated net revenues decreased 9.0% to $176.8 million from $194.3 million for the three months ended January 31, 2002, a decrease of $17.5 million. The Company’s net revenues were comprised of domestic revenues of $164.5 million and international revenues of $12.3 million for the three months ended January 31, 2003, compared to $176.0 million domestically and $18.3 million internationally for the three months ended January 31, 2002. The overall decrease in total Company revenues for the three months ended January 31, 2003 was driven primarily by the closing of seven domestic stores associated with the Restructuring Plans as well as an industry-wide 11% reduction in pre-recorded music sales in the United States, which the Company believes is primarily due to the increased digital downloading of music, online and physical music piracy, and the effects of other competition. The decrease in the Company’s revenues during the three months ended January 31, 2003 was offset by revenue increases from Internet sales of $1.2 million as compared to the three months ended January 31, 2002. Same store sales for the three months ended January 31, 2003 decreased by 4.1% when compared to the three months ended January 31, 2002.

GROSS PROFIT

For the three months ended January 31, 2003, gross profit decreased $3.1 million to $48.9 million from $52.0 million for the three months ended January 31, 2002. The decline in gross profit is principally attributable to the decrease in revenues as a result of the closure of seven domestic stores and the industry-wide reduction in pre-recorded music sales in the United States. Gross profit as a percentage of net revenues was 27.6% for the three months ended January 31, 2003, or 28.8% excluding the effects of the Restructuring Plans. Gross profit as a percentage of net revenues was 26.8% for the three months ended January 31, 2002, or 31.8% excluding the effects of the Restructuring Plans. The decrease in gross profit as a percentage of net revenues, excluding the effects of the Restructuring Plans, is attributable to weaker margins associated with competitive pricing pressures in the United States, partially offset by an increase in the Company’s warehouse distribution sales margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses decreased by $5.6 million to $44.3 million for the three months ended January 31, 2003 from $49.9 million for the three months ended January 31, 2002. Excluding the effects of the $0.7 million and $1.3 million in professional fees related to the Restructuring Plans for the three months ended January 31, 2003 and 2002, respectively, selling, general and administrative expenses decreased by $5.0 million to $43.6 million during the three months ended January 31, 2003 from $48.6 million for the three months ended January 31, 2002. Excluding the effect of professional fees related to the Restructuring Plans, decreases in personnel, occupancy and other administrative expenses are due to cost savings from initiatives resulting from the Company’s Restructuring Plans. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the Restructuring Plans, remained relatively level at 24.7% for the three months ended January 31, 2003 as compared to 25.0% for the three months ended January 31, 2002.

RESTRUCTURING AND IMPAIRMENT COSTS

Pre-tax restructuring and asset impairment charges increased by $19.4 million to $20.1 million for the three months ended January 31, 2003, from $0.7 million for the three months ended January 31, 2002. The increase of $19.4 million was comprised of new restructuring and asset impairment charges of $21.4 million under the 2003 Restructuring Plan, partially offset by changes in estimates made under the 2001 Restructuring Plan for accrued lease termination and severance costs of $1.3 million related to the Leasing and Employee Transfer Agreement with Virgin. In connection with the Restructuring Plans and for the three months ended January 31, 2003 and 2002, the Company also recorded $2.0 million and $9.7 million, respectively, of inventory write-downs in cost of sales, and $0.7 million and $1.3 million, respectively, of professional fees incurred in connection with the Restructuring Plans in selling, general and administrative expenses on the accompanying consolidated statements of operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $5.3 million for the three months ended January 31, 2003, compared to $5.7 million for the three months ended January 31, 2002. The decrease of $0.4 million was primarily due to the closing of under-performing stores identified in the Restructuring Plans.

LOSS FROM CONTINUING OPERATIONS

The Company’s consolidated operating loss for the three months ended January 31, 2003 increased $16.3 million to $20.7 million from $4.4 million for the three months ended January 31, 2002. Excluding the effects of the Restructuring Plans, operating losses increased $5.2 million, which was primarily attributable to the decrease in revenues and gross profit as described above, partially offset by cost savings for the three-month period.

INTEREST EXPENSE

Net interest expense decreased to $5.3 million for the three months ended January 31, 2003 from $6.2 million for the three months ended January 31, 2002. The decrease of $0.9 million was due primarily to the reduction of the variable interest rate components as specified in the Company’s financing agreements.

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)

A non-cash foreign currency translation gain of $2.0 million was recognized for the three months ended January 31, 2003, compared to a non-cash foreign currency translation loss of $0.8 million for the three months ended January 31, 2002. The gain (loss) primarily represents the foreign exchange fluctuations against the U.S. dollar in the foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax provision in the amount of $0.1 million for the three months ended January 31, 2003 and $0.1 million for the three months ended January 31, 2002. Tax provisions and benefits are based upon management’s estimate of the Company’s annualized effective tax rates.

Six months ended January 31, 2003 compared to six months ended January 31, 2002

REVENUES

For the six months ended January 31, 2003, the Company’s consolidated net revenues decreased 8.2% to $306.9 million from $334.4 million for the six months ended January 31, 2002, a decrease of $27.5 million. The Company’s net revenues were comprised of domestic revenues of $284.1 million and international revenues of $22.8 million for the six months ended January 31, 2003, compared to $302.4 million domestically and $32.0 million internationally for the six months ended January 31, 2002. The overall decrease in total Company revenues for the six months ended January 31, 2003 was driven primarily by the closing of seven domestic stores associated with the Restructuring Plans as well as the industry-wide reduction in pre-recorded music sales in the United States, which the Company believes is primarily due to the increased digital downloading of music, online and physical music piracy, and the effects of other competition. The decrease in the Company’s revenues during the six months ended January 31, 2003 was offset by revenue increases from Internet sales in the amount of $2.1 million as compared to the six months ended January 31, 2002. Same store sales for the six months ended January 31, 2003 decreased by 5.1% when compared to the six months ended January 31, 2002.

GROSS PROFIT

For the six months ended January 31, 2003, gross profit decreased $6.5 million to $89.2 million from $95.7 million for the six months ended January 31, 2002. The decrease in the gross profit is principally due to the decrease in revenues as described above. Gross profit as a percentage of net revenues, was 29.1% for the six months ended January 31, 2003, or 29.7% excluding the effects of the Restructuring Plans. Gross profit as a percentage of net revenues was 28.6% for the six months ended January 31, 2002, or 32.0% excluding the effects of the Restructuring Plans. Management attributes the percentage decrease, excluding the effects of the Restructuring Plans, primarily to weaker margins associated with the competitive pricing pressures in the United States, partially offset by an increase in the Company’s warehouse distribution sales margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses decreased by $6.6 million to $87.5 million for the six months ended January 31, 2003 from $94.1 million for the six months ended January 31, 2002. Excluding the effects of the $1.5 million and $2.7 million in professional fees related to the Restructuring Plans for the six months ended January 31, 2003 and 2002, respectively, selling, general and administrative expenses decreased by $5.4 million to $86.0 million during the six months ending January 31, 2003 from $91.4 million during the six months ending January 31, 2002. Excluding the effect of professional fees related to the Restructuring Plans, decreases in personnel, occupancy and other administrative expenses are due to cost savings from initiatives resulting from the Restructuring Plans. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the Restructuring Plans, was 28.0% for the six months ended January 31, 2003 as compared to

27.3% for the six months ended January 31, 2002. This increase of 0.7% is attributable to the decrease in net revenues as described above.

RESTRUCTURING AND IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $24.0 million for the six months ended January 31, 2003 and $0.8 million for the six months ended January 31, 2002. In connection with the Restructuring Plans and for the six months ended January 31, 2003 and 2002, the Company also recorded $2.0 million and $11.2 million, respectively, of inventory write-downs in cost of sales, and $1.5 million and $2.7 million, respectively, of professional fees in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $10.6 million for the six months ended January 31, 2003, compared to $11.4 million for the six months ended January 31, 2002. The decrease of $0.8 million was primarily due to the closing of under-performing stores identified in the Restructuring Plans.

LOSS FROM CONTINUING OPERATIONS

The Company’s consolidated operating loss for the six months ended January 31, 2003 was $32.9 million compared to $10.7 million for the six months January 31, 2002. The increase of $22.2 million, or $9.4 million excluding the effects of the Restructuring Plans, was primarily attributable to costs associated with the Restructuring Plans and decreases in revenues and gross profit as described above.

DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, TRKK, to Nikko Principal Investments Japan, Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Notes 2 and 6 to the Consolidated Financial Statements, net proceeds were primarily used to pay down the Credit Facility. The Company recorded a $36.0 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the six months ended January 31, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

INTEREST EXPENSE

Net interest expense decreased to $11.2 million for the six months ended January 31, 2003 from $12.4 million for the six months ended January 31, 2002. The decrease of $1.2 million was due primarily to the reduction of the variable interest rate components as specified in the Company’s financing agreements.

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)

A non-cash foreign currency translation gain of $2.1 million was recognized for the six months ended January 31, 2003, compared to a non-cash foreign currency loss of $1.1 million for the six months ended January 31, 2002. The gain (loss) primarily represents the volatility of foreign currency fluctuations against the U.S. Dollar in foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax provision in the amount of $0.1million for the six months ended January 31, 2003 and $0.3 million for the six months ended January 31, 2002. Tax provisions and benefits are based upon management’s estimate of the Company’s annualized effective tax rates.

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

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company’s asset-based line of credit borrowings is based on variable rates. If the base borrowing rates (primarily LIBOR) were to increase 1% above current rates as of January 31, 2003, the Company’s interest expense under the line of credit in fiscal 2003 would increase approximately $0.5 million.

A majority of the Company’s revenues, expenses and capital purchasing activities are transacted in U.S. Dollars. However, before the sale of TRKK, the Company had significant transactions in foreign currencies, primarily in Japanese Yen. The Company had used forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and their vendors. Such instruments were short-term in nature and entered into in the ordinary course of the Company’s business, in order to reduce the impact of exchange rate fluctuation on net income and shareholders’ equity. At January 31, 2003, the Company did not have any outstanding forward exchange contracts. The Company has not entered into any Euro hedging contracts because the Company believes that the Company’s volume of transactions denominated in the Euro is not significant.

To finance expansion and operations in Japanese markets prior to the sale of TRKK, the Company entered into Japanese Yen-denominated borrowing arrangements. Unrealized gains and losses resulting from the impact of foreign exchange rate movements on these debt instruments were recognized as other income or expense in the period in which the exchange rates change. These borrowing arrangements were ultimately repaid with the proceeds received from the sale of TRKK.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company entered into a consulting contract with Chilmark Partners, LLC (“Chilmark”) on May 18, 2001. By letter to Chilmark dated June 12, 2002, the Company terminated the contract. On July 29, 2002, Chilmark filed suit against the Company in the U.S. District Court for the Northern District of Illinois, alleging breach of contract and seeking other remedies under the contract and attachment of proceeds of the Company’s sale of its Japanese subsidiary. In August 2002, Chilmark’s request for such an attachment was denied. The litigation continues with respect to Chilmark’s breach of contract claim and its request for damages under the terms of the contract. As of January 31, 2003, Chilmark’s total damage request was approximately $2.6 million. The Company believes it has meritorious defenses with respect to each of Chilmark’s claims and intends to defend against the claims vigorously; however, the litigation is in the preliminary stage and there can be no assurance that the Company will prevail in this action. If Chilmark receives a favorable judgment for all or a substantial portion of the total $2.6 million in damages Chilmark is seeking, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description

10.26	DeVaughn D. Searson Severance Agreement

10.27	Amended and Restated Revolving Loan Promissory Note

10.28	First Amendment to Loan and Security Agreement

10.29	Second Amendment to Loan and Security Agreement

10.30	James Bain Retention Agreement

10.31	William Baumann Retention Agreement

10.32	Kevin Cassidy Retention Agreement

10.33	Michael Solomon Retention Agreement

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 1, 2003
MTS, INCORPORATED

(Registrant)

By:	/s/ James S. Bain	By:	/s/ Karen M. Wilhelmi

	James S. Bain Executive Vice President and		Karen M. Wilhelmi Vice President and Controller
	Chief Financial Officer (Principal Financial Officer)		(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit	Description

10.26	DeVaughn D. Searson Severance Agreement

10.27	Amended and Restated Revolving Loan Promissory Note

10.28	First Amendment to Loan and Security Agreement

10.29	Second Amendment to Loan and Security Agreement

10.30	James Bain Retention Agreement

10.31	William Baumann Retention Agreement

10.32	Kevin Cassidy Retention Agreement

10.33	Michael Solomon Retention Agreement