Form 10-Q/A
period 2002-10-31
MTS INC
filed 2003-06-16
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

(MARK ONE)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the Quarterly Period Ended October 31, 2002

or

[ ] 1934	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ] No [x]

Shares outstanding of the Registrant’s common stock:

Class Class B Common Stock, no par value	Outstanding at October 31, 2002 1,000 shares

MTS, INCORPORATED

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets (unaudited) as of October 31, 2002 (restated), 2001, and July 31, 2002	4
Consolidated Statements of Operations (unaudited) for the three months ended October 31, 2002 (restated) and 2001	5
Consolidated Statements of Cash Flows (unaudited) for the three months ended October 31, 2002 (restated) and 2001	6
Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended October 31, 2002 (restated) and 2001	7
Notes to Consolidated Financial Statements (unaudited)	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 6. Exhibits and Reports on Form 8-K	26-27
Signatures	28
Certification of Chief Executive Officer	29
Certification of Chief Financial Officer	30
Index of Exhibits	31

Explanatory Note

The purpose of this Amendment No. 2 to Quarterly Report on Form 10-Q is to restate the unaudited consolidated financial statements of MTS, Incorporated and its subsidiaries (the “Company”) for the three months ended October 31, 2002 to reflect the Company’s adjustments related to the disposal of the Company’s Japanese subsidiary and certain employee severance costs (see Note 1 to the consolidated financial statements).

This Amendment No. 2 to Quarterly Report on Form 10-Q does not reflect events occurring after the December 16, 2002 filing of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2002, or modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatements as described above.

The items of the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2002, which are amended and restated herein, are:

1.	Part I, Item 1 — Consolidated Financial Statements, have been restated.

2.	Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been revised.

3.	The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been refiled.

The remaining Items contained within this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2002 in the form filed with the Commission on December 16, 2002. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report contains disclosures as of the date of the original filing, and the Company has not updated the disclosures in this report to reflect events subsequent to the original filing date, December 16, 2002. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing date. All information contained in this Amendment No. 2 to Quarterly Report on Form 10-Q may be updated or supplemented by disclosures contained in the Company’s reports filed with the Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q, including but not limited to the Company’s Quarterly Reports on Form 10-Q for the three months ended January 31, 2003 and April 30, 2003.

PART I — FINANCIAL INFORMATION

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

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	OCTOBER 31,
	2002	2001

	(AS RESTATED,
	SEE NOTE 1)
Net revenue	$130,122	$140,120
Cost of sales (a) (b)	89,786	96,435

Gross profit	40,336	43,685
Operating expenses:
Selling, general and administrative expenses (c)	43,255	44,172
Restructuring and asset impairment costs, net	3,910	83
Depreciation and amortization	5,328	5,733

Loss from operations	(12,157)	(6,303)
Other income and (expense):
Interest expense	(5,848)	(6,143)
Foreign currency translation gain (loss)	28	(301)
Other	(328)	(30)

Loss from continuing operations before taxes	(18,305)	(12,777)
Provision for income taxes	47	131

Loss from continuing operations	(18,352)	(12,908)
Discontinued operations (Note 3):
Income from operations of discontinued Japanese subsidiary (including gain on disposal of $15,847, net of U.S. income and foreign taxes of $6,512, for the three months ended October 31, 2002)	17,228	1,636

Net loss	$(1,124)	$(11,272)

(a)	Includes $0 and $1.5 million of inventory write-downs related to the Restructuring Plan (Note 6) for the three months ended October 31, 2002 and 2001, respectively.

(b)	Excludes depreciation and amortization related to retail and distribution assets of $3.4 million and $3.6 million for the three months ended October 31, 2002 and 2001, respectively, which have been included below in operating expenses.

(c)	Includes $0.8 million and $1.4 million in professional fees related to the Restructuring Plan (Note 6) for the three months ended October 31, 2002 and 2001, respectively.

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	OCTOBER 31,
	2002	2001

	(AS RESTATED,
	SEE NOTE 1)
Cash flows from operating activities:
Net loss	$(1,124)	$(11,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(17,228)	(1,636)
Depreciation and amortization	6,697	7,665
Restructuring and asset impairment costs, net	3,910	(83)
Allowance for doubtful accounts	(10)	(79)
Inventory write-downs due to restructuring	—	1,472
Loss on disposal of depreciable assets	99	301
Foreign exchange loss (gain)	266	(603)
Other non-cash expense	220	228
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect from sale of subsidiary:
Receivables	7,817	2,246
Merchandising inventories	(22,105)	(16,436)
Prepaid expenses	696	(1,311)
Accounts payable	15,818	9,270
Reserve for restructuring costs	(241)	(1,770)
Accrued liabilities	3,651	1,169
Deferred revenue	(299)	(459)

Net cash used in operating activities	(1,833)	(11,298)

Cash flows from investing activities:
Net proceeds from sale of Japanese subsidiary	109,532	—
Acquisition of fixed assets	(1,094)	(1,448)
Acquisition of investments	—	(140)
Change in deposits, net	(2)	(84)
Change in intangibles, net	(52)	(56)

Net cash provided by (used in) investing activities	108,384	(1,728)

Cash flows from financing activities:
Proceeds from life insurance loans	—	3,526
Proceeds from employee loan payments	—	105
Change in debt issuance costs, net	(4,163)	(907)
Net proceeds from long-term line of credit	64,841
Repayments on other long-term debt	(170,441)	(14,461)
Proceeds from other long-term debt	7,600	30,526

Net cash (used in) provided by financing activities	(102,163)	18,789

Net cash and cash equivalents from discontinued operations	157	(3,945)
Effect of exchange rate changes on cash and cash equivalents	158	(3,739)

Net decrease in cash and cash equivalents	4,703	(1,921)
Cash and cash equivalents, beginning of period	7,477	10,644

Cash and cash equivalents, end of period	$12,180	$8,723

Cash paid for interest	$3,811	$5,244

Cash paid for income taxes	$4,442	$—

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	OCTOBER 31,
	2002	2001

	(AS RESTATED,
	SEE NOTE 1)
Net loss	$(1,124)	$(11,272)

Other comprehensive income (loss), net of tax:
Reclassification adjustment to net loss from the sale of Japanese subsidiary	9,029	—
Foreign currency translation	(71)	(585)

Other comprehensive income (loss)	8,958	(585)

Comprehensive income (loss)	$7,834	$(11,857)

See accompanying notes to the consolidated financial statements.

MTS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- RESTATEMENT

As part of the review and preparation of its Quarterly Report on Form 10-Q for the three months ended January 31, 2003, MTS, Incorporated and its subsidiaries (the “Company”) identified certain adjustments related to the prior quarter:

•	Gain on the disposal of our Japanese subsidiary - The gain on the sale of the Company’s Japanese subsidiary was originally reported as $36.0 million, net of tax. However, the Company has determined that the gain should have been $15.8 million, net of tax, after reclassification of the Japanese subsidiary’s accumulated other comprehensive loss.

•	Employee severance costs - Restructuring charges and reserve for restructuring costs of $4.0 million relating to senior management employees terminated in October 2002 as a part of the Company’s continuing restructuring efforts were mistakenly not reflected in the October 31, 2002 consolidated financial statements. The Company intended to include such charges in the quarter ended January 31, 2003, as the contracts setting forth such severance costs were executed after October 31, 2002. However, as the contracts were executed prior to the filing date of the Quarterly Report on Form 10-Q for the three months ended October 31, 2002, the Company has now determined that such severance costs should have been reflected in that report.

The effects of the restatements on the unaudited consolidated balance sheet and statements of operations and other comprehensive income for the three months ended October 31, 2002 are presented below (dollars in thousands):

	Three Months Ended October 31, 2002

		Adjustments

		Gain on
	As	sale of	Accrual of
	Previously	Japanese	employee	As
	Reported*	subsidiary	severance	Restated

Balance Sheet:
Reserve for restructuring costs	$6,543	$—	$3,965	$10,508
Retained deficit	18,514	—	3,965	22,479
Statement of Operations:
Restructuring and asset impairment costs, net	(55)	—	3,965	3,910
Loss from operations	(8,192)	—	(3,965)	(12,157)
Loss from continuing operations before taxes	(14,340)	—	(3,965)	(18,305)
Loss from continuing operations	(14,387)	—	(3,965)	(18,352)
Income from operations of discontinued Japanese subsidiary	37,400	(20,172)	—	17,228
Net income (loss)	23,013	(20,172)	(3,965)	(1,124)
Statement of Comprehensive Income:
Net income (loss)	23,013	(20,172)	(3,965)	(1,124)
Reclassification adjustment for gain from the sale of Japanese subsidiary	(11,143)	20,172	—	9,029
Comprehensive income	11,799	—	(3,965)	7,834

*As previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2002, filed on December 16, 2002.

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

NOTE 3 — DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, Tower Records Kabushiki Kaisha (“TRKK”), to Nikko Principal Investments Japan Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Note 7, net proceeds were used to pay down the Credit Facility (as defined in Note 7). The Company recorded a $15.8 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the three months ended October 31, 2002. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

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

NOTE 6 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

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

NOTE 7 - LONG-TERM DEBT

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

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 - SUBSEQUENT EVENT

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

RESTATEMENT

The Company restated its consolidated financial statements for the three months ended October 31, 2002 for (i) an overstatement of the gain from the disposal of the Company’s Japanese subsidiary and (ii) an understatement of employee severance costs (see Note 1 to Notes to Consolidated Financial Statements). The following discussion of the financial condition and results of operations of the Company has been amended in its entirety to reflect changes resulting from these restatements.

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

Net cash used in financing activities for the three months ended October 31, 2002 was $102.2 million, resulting principally from pay-down of long-term financing agreements from proceeds received from the sale of TRKK offset by borrowings under the Company’s line of credit and changes in debt issuance costs. Net borrowings under the Company’s line of credit were $11.3 million for the three months ended October 31, 2002. Net cash provided by financing for the three months ended October 31, 2001 was $18.8 million, which resulted primarily from proceeds received from life insurance loans and net borrowings under the Company’s Credit Facility (as defined in Note 7 to the Consolidated Financial Statements). Net borrowings under the Company’s Credit Facility for the three months ended October 31, 2001 were $16.5 million.

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

On October 11, 2002, the Company completed the sale of its Japanese subsidiary to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). Net proceeds from the sale of approximately $108.8 million were used to pay down the Credit Facility. The balance of the Credit Facility was refinanced on October 11, 2002, with an asset-based line of credit and a term loan, each of which matures on April 1, 2005. For its asset-based borrowings, the Company entered into a Loan and Security Agreement with The CIT Group/Business Credit, Inc. and other lenders providing for an asset-based line of credit of up to $110 million, subject to achieving certain syndication requirements for the final $35 million of the line of credit, which have not been achieved at October 31, 2002. As of October 31, 2002, the asset-based line of credit had an outstanding balance of $64.8 million, with an additional $10.2 million available to the Company. The Company also received a $26 million term loan pursuant to an Amended and Restated Term Loan Agreement with JPMorgan Chase Bank and other lenders, which had an outstanding balance of $25 million at October 31, 2002.

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

DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, TRKK, to Nikko Principal Investments Japan Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Notes 3 and 7 to the Consolidated Financial Statements, net proceeds were primarily used to pay down the Credit

Facility. The Company recorded a $15.8 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the three months ended October 31, 2002. In accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.23*	Stanley Goman Severance Agreement

10.24*	Ron Nugent Severance Agreement

10.25*	Mark Viducich Severance Agreement

* Previously filed

(b)	Reports on Form 8-K.

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

June 16, 2003
MTS, INCORPORATED
(Registrant)

By:	/s/ DeVaughn D. Searson

DeVaughn D. Searson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, E.Allen Rodriguez, Chief Executive Officer of MTS, Incorporated, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 16, 2003	/s/ E. Allen Rodriguez

E. Allen Rodriguez
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, DeVaughn D. Searson, Chief Financial Officer of MTS, Incorporated, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 16, 2003	/s/ DeVaughn D. Searson

DeVaughn D. Searson
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description

10.23*	Stanley Goman Severance Agreement

10.24*	Ron Nugent Severance Agreement

10.25*	Mark Viducich Severance Agreement

*	Previously filed