Form 10-Q/A
period 2003-01-31
MTS INC
filed 2003-06-16
CIK 840302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act).   Yes  (  ) No   (x)

Shares outstanding of the Registrant’s common stock:

Class Class B Common Stock, no par value	Outstanding at January 31, 2003 1,000 shares

MTS, INCORPORATED

Page
Part I. Financial Information	4
Item 1. Consolidated Financial Statements	4
Consolidated Balance Sheets (unaudited) as of January 31, 2003, 2002 and July 31, 2002 )	4
Consolidated Statements of Operations (unaudited) for the three months ended January 31, 2003 and 2002 and the six months ended January 31, 2003 and 2002	5
Consolidated Statements of Cash Flows (unaudited) for the six months ended January 31, 2003 and 2002	6
Consolidated Statements of Comprehensive Loss (unaudited) for the six months ended January 31, 2003 and 2002	7
Notes to Consolidated Financial Statements (unaudited)	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	29
Item 6. Exhibits and Reports on Form 8-K	29
Signatures	30
Certification of Chief Executive Officer	31
Certification of Chief Financial Officer	32
Index of Exhibits	33

Explanatory Note

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q is to restate the unaudited consolidated financial statements of MTS, Incorporated and its subsidiaries (the “Company”) for the three months ended January 31, 2003 to reflect an adjustment related to the disposal of the Company’s Japanese subsidiary (see Note 1 to the consolidated financial statements).

This Amendment No. 1 to Quarterly Report on Form 10-Q does not reflect events occurring after the April 1, 2003 filing of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2003, or modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatement as described above.

The items of the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2003, which are amended and restated herein, are:

1.	Part I, Item 1 – Consolidated Financial Statements, have been restated.

2.	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been revised.

3.	The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been refiled.

The remaining Items contained within this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2003 in the form filed with the Commission on April 1, 2003. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report contains disclosures as of the date of the original filing, and the Company has not updated the disclosures in this report to reflect events subsequent to the original filing date, April 1, 2003. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing date. All information contained in this Amendment No. 1 to Quarterly Report on Form 10-Q may be updated or supplemented by disclosures contained in the Company’s reports filed with the Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q, including but not limited to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2003.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MTS, INCORPORATED

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2003, 2002 AND JULY 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	JANUARY 31,	JANUARY 31,	JULY 31,
	2003	2002	2002

	(AS RESTATED,
	SEE NOTE 1)
Assets
Current assets:
Cash and cash equivalents	$8,409	$9,058	$7,477
Receivables, net	6,098	22,545	21,710
Merchandising inventories	159,571	166,854	167,609
Prepaid expenses	8,330	5,421	8,055

Total current assets	182,408	203,878	204,851
Fixed assets, net	101,822	135,964	114,894
Other assets	13,768	14,761	13,210
Assets of discontinued operations	—	127,920	145,049

Total assets	$297,998	$482,523	$478,004

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$3,248	$51,846	$82,776
Accounts payable	121,081	125,138	112,904
Reserve for restructuring costs	16,786	274	6,839
Accrued liabilities	33,590	31,221	28,664
Deferred revenue, current portion	6,559	7,465	2,286

Total current liabilities	181,264	215,944	233,469
Long-term debt, less current maturities	176,609	116,641	115,771
Deferred revenue, less current portion	112	125	118
Liabilities of discontinued operations	—	148,195	169,433

Total liabilities	357,985	480,905	518,791

Shareholders’ (deficit) equity:
Class B common stock, no par value; 10,000,000 shares authorized;1,000 shares issued and outstanding at January 31, 2003, 2002 and July 31, 2002	6	6	6
Retained (deficit) earnings	(47,334)	15,203	(21,355)
Accumulated other comprehensive loss	(12,659)	(13,591)	(19,438)

Total shareholders’ (deficit) equity	(59,987)	1,618	(40,787)

Total liabilities and shareholders’ (deficit) equity	$297,998	$482,523	$478,004

See accompanying notes to consolidated financial statements

MTS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
AND THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2003	2002	2003	2002

	(AS RESTATED,		(AS RESTATED,
	SEE NOTE 1)		SEE NOTE 1)
Net revenue	$176,789	$194,310	$306,911	$334,430
Cost of sales (a) (b)	127,907	142,324	217,693	238,759

Gross profit	48,882	51,986	89,218	95,671
Operating expenses:
Selling, general and administrative expenses (c)	44,259	49,926	87,514	94,098
Restructuring and asset impairment costs, net	20,071	719	23,981	802
Depreciation and amortization	5,256	5,709	10,584	11,442

Loss from operations	(20,704)	(4,368)	(32,861)	(10,671)
Other income and (expense):
Interest expense	(5,309)	(6,214)	(11,157)	(12,357)
Foreign currency translation gain (loss)	2,031	(785)	2,059	(1,086)
Other	(844)	(818)	(1,172)	(848)

Loss from continuing operations before taxes	(24,826)	(12,185)	(43,131)	(24,962)
Provision for income taxes	29	123	76	254

Loss from continuing operations	(24,855)	(12,308)	(43,207)	(25,216)
Discontinued operations (Note 3):
Income from operations of discontinued Japanese subsidiary (including gain on disposal of $15,847, net of U.S. income and foreign taxes of $6,512, for the six months ended January 31, 2003)	—	2,935	17,228	4,571

Net loss	$(24,855)	$(9,373)	$(25,979)	$(20,645)

(a)	Includes $2.0 million and $9.7 million of inventory write-downs related to restructuring efforts for the three months ended January 31, 2003 and 2002, respectively; and $2.0 million and $11.2 million for the six months ended January 31, 2003 and 2002, respectively.

(b)	Excludes depreciation and amortization related to retail and distribution assets of $3.3 and $3.9 million for the three months ended January 31, 2003 and 2002, respectively, and $6.7 and $7.6 million for the six months ended January 31, 2003 and 2002, respectively, which have been included below in operating expenses.

(c)	Includes $0.7 million and $1.3 million in professional fees related to restructuring efforts for the three months ended January 31, 2003 and 2002, respectively; and $1.5 million and $2.7 million for the six months ended January 31, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JANUARY 31,
	2003	2002

	(AS RESTATED,
	SEE NOTE 1)
Cash flows from operating activities:
Net loss	$(25,979)	$(20,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(17,228)	(4,571)
Depreciation and amortization	11,137	12,047
Restructuring and asset impairment costs, net	23,981	802
Allowance for doubtful accounts	(178)	2
Inventory write-downs due to restructuring	1,965	11,156
Loss on disposal of depreciable assets	312	436
Foreign exchange loss (gain)	2,039	(957)
Other non-cash expense	217	268
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect from sale of subsidiary:
Receivables	9,697	3,402
Merchandising inventories	6,073	4,683
Prepaid expenses	(275)	(303)
Accounts payable	8,177	5,268
Reserve for restructuring costs	(4,063)	(2,254)
Accrued liabilities	4,926	1,332
Deferred revenue	4,267	4,770

Net cash provided by operating activities	25,068	15,436

Cash flows from investing activities:
Net proceeds from sale of Japanese subsidiary	109,532	—
Acquisition of fixed assets	(2,038)	(3,725)
Acquisition of investments	(175)	(983)
Change in deposits, net	(478)	(443)
Change in intangibles, net	(99)	(246)

Net cash provided by (used in) investing activities	106,742	(5,397)

Cash flows from financing activities:
Proceeds from life insurance loans	—	3,526
Proceeds from employee loan payments	3	107
Change in debt issuance costs, net	(4,674)	(994)
Net proceeds from long-term line of credit	37,506	—
Repayments on other long-term debt	(172,655)	(51,925)
Proceeds from other long-term debt	7,600	40,000

Net cash used in financing activities	(132,220)	(9,286)

Net cash and cash equivalents from discontinued operations	157	(6,834)
Effect of exchange rate changes on cash and cash equivalents	1,185	4,495

Net decrease in cash and cash equivalents	932	(1,586)
Cash and cash equivalents, beginning of period	7,477	10,644

Cash and cash equivalents, end of period	$8,409	$9,058

Cash paid for interest	$11,460	$12,504

Cash paid for income taxes	$4,504	$37

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JANUARY 31,
	2003	2002

	(AS RESTATED,
	SEE NOTE 1)
Net loss	$(25,979)	$(20,645)

Other comprehensive income, net of tax:
Reclassification adjustment to net loss from the sale of Japanese subsidiary	9,029	—
Foreign currency translation	(2,250)	874

Other comprehensive income	6,779	874

Comprehensive loss	$(19,200)	$(19,771)

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- RESTATEMENT

As part of the review and preparation of its Quarterly Report on Form 10-Q for the three months ended January 31, 2003, MTS, Incorporated and its subsidiaries (the “Company”) identified an adjustment related to the disposal of the Company’s Japanese subsidiary in October 2002. The gain on the sale of the Company’s Japanese subsidiary was originally reported as $36.0 million, net of tax, in the Company’s Quarterly Report on Form 10Q for the three months ended October 31, 2002, as filed on December 16, 2002. However, the Company has determined that the gain should have been $15.8 million, net of tax, after reclassification of the Japanese subsidiary’s accumulated other comprehensive loss. This restatement has also been reflected in the Company’s Amendment No. 2 to Quarterly Report on Form 10Q for the three months ended October 31, 2002.

The effects of the restatement on the unaudited consolidated statements of operations and other comprehensive loss for the six months ended January 31, 2003 are presented below (dollars in thousands):

	Six Months Ended January 31, 2003

	As
	Previously	As
	Reported*	Restated

Statement of Operations:
Income from operations of discontinued Japanese subsidiary	$37,400	$17,228
Net loss	(5,807)	(25,979)
Statement of Comprehensive Loss:
Net loss	(5,807)	(25,979)
Comprehensive income	972	(19,200)

*As previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2003, filed on April 1, 2003.

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

NOTE 6 – RESTRUCTURING PLANS AND SUBSEQUENT EVENT

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

FISCAL 2001 AND 2002 ACTIVITY

In fiscal 2001, the Company began efforts to dispose of its Argentina, Hong Kong, Taiwan, Singapore and Canadian operations, close under-performing domestic stores and make certain reductions in work force. As a result, the Company recorded pre-tax restructuring and asset impairment charges of $23.3 million during the 12 months of fiscal year 2001, which included $1.6 million of severance costs, $1.9 million of lease termination costs, $14.2 million of non-

cash asset impairment charges and $5.6 million of other closure costs. In fiscal 2001, the Company also recorded $2.7 million of professional fees incurred in connection with the 2001 Restructuring Plan in selling, general and administrative expenses, and $20.7 million of inventory write-downs in cost of sales. At July 31, 2001, the reserve for restructuring costs was $2.2 million, which was comprised mainly of accruals for store closures and severance.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, and as amended in March 2003, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force Issue No. 02-16 (“EITF No. 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 provides guidance on how a reseller of a vendor’s products should account for cash consideration received from that vendor. The Task Force reached a consensus that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales unless certain restrictive criteria are met. EITF No. 02-16 is effective for vendor reimbursement arrangements entered into after December 31, 2002. Accordingly, the Company will record amounts received from vendors for cooperative advertising and slotting arrangements as reductions to cost of sales. Vendor reimbursements from arrangements entered into prior to December 31, 2002 were recorded as reductions to selling, general and administrative expense. The Company’s accounting for promotional and volume related allowances was already consistent with the new EITF No. 02-16 requirements, and therefore will not require a change in policy. The adoption of EITF No. 02-16 did not have an impact on stockholders’ equity or net loss as of and for the three and six months ended January 31, 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s adoption of SFAS 143 on August 1, 2002 did not materially impact its financial position or results of operations.

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

Financial information relating to the Company’s principal geographic areas of continuing operations is as follows (dollars in thousands):

	For the Six Months Ended
	January 31,	January 31,
	2003	2002

Net Revenue
United States	$284,147	$302,426
Great Britain and Ireland	21,274	28,748
Other foreign operations	1,490	3,256

TOTAL	$306,911	$334,430

Loss from operations:
United States	$(31,081)	$(12,372)
Great Britain and Ireland	(1,765)	(3,402)
Other foreign operations	(15)	5,103

	$(32,861)	$(10,671)

	January 31,
	2003	2002

Identifiable assets:
United States	$292,399	$328,045
Great Britain and Ireland	6,032	27,916
Other foreign operations	(433)	126,562

	$297,998	$482,523

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

RESTATEMENT

The Company restated its consolidated financial statements for the six months ended January 31, 2003 for an overstatement of the gain from the disposal of the Company’s Japanese subsidiary (see Note 1 to Notes to Consolidated Financial Statements). The following discussion of the financial condition and results of operations of the Company has been amended in its entirety to reflect changes resulting from this restatement.

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

RESTRUCTURING CHARGES

Since the adoption of the 2001 Restructuring Plan and the 2003 Restructuring Plan (the “Restructuring Plans”), the Company has closed seven out of ten of its stand-alone bookstores and has liquidated most of its book inventories. The Company has also closed six domestic under-performing record and outlet stores and sold two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises and closed its Canadian operations. Additionally, five out of eight stores in the United Kingdom were closed during the six months ended January 31, 2003. In addition, the Company has entered into an agreement in February 2003 with Virgin Retail Group Limited and Piccadilly Entertainment Store Limited regarding the assignment of leases and the transfer of certain employees of two stores in the United Kingdom. The Company believes that it is being more selective in the number of new store openings and remodels. Management has implemented several rounds of reductions in workforce related to store closures and to reduce operating costs. Since the adoption of the Restructuring Plans, the Company has terminated approximately 795 employees at both the retail and corporate level, from clerks to management. Capital expenditures and working capital have also been closely managed under the Restructuring Plans. In accordance with the Restructuring Plans, the Company continues to monitor additional stores for possible future closure.

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

Net cash used in financing activities for the six months ended January 31, 2003 was $132.2 million, resulting principally from pay-down of long-term financing agreements from proceeds received from the sale of TRKK, offset by borrowings under the Company’s line of credit and changes in debt issuance costs. Net borrowings under the Company’s line of credit were $37.5 million for the six months ended January 31, 2003. Net cash used in financing activities for the six months ended January 31, 2002 was $9.3 million, which resulted primarily from net borrowings under the Credit Facility (as defined in Note 7 to the Consolidated Financial Statements).

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

LOSS FROM CONTINUING OPERATIONS

The Company’s consolidated operating loss for the three months ended January 31, 2003 increased $16.3 million to $20.7 million from $4.4 million for the three months ended January 31, 2002. Excluding the effects of the Restructuring Plans, operating income decreased $5.2 million, which was primarily attributable to the decrease in revenues and gross profit as described above, partially offset by cost savings for the three-month period.

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

INCOME TAXES

Pre-tax losses resulted in an income tax provision in the amount of $0.1 million for the six months ended January 31, 2003 and $0.3 million for the six months ended January 31, 2002. Tax provisions and benefits are based upon management’s estimate of the Company’s annualized effective tax rates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description
10.26*	DeVaughn D. Searson Severance Agreement

10.27*	Amended and Restated Revolving Loan Promissory Note

10.28*	First Amendment to Loan and Security Agreement

10.29*	Second Amendment to Loan and Security Agreement

10.30*	James Bain Retention Agreement

10.31*	William Baumann Retention Agreement

10.32*	Kevin Cassidy Retention Agreement

10.33*	Michael Solomon Retention Agreement

* Previously filed

(b)	Reports on Form 8-K.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 16, 2003	/s/ DeVaughn D. Searson

DeVaughn D. Searson
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit	Description
10.26*	DeVaughn D. Searson Severance Agreement

10.27*	Amended and Restated Revolving Loan Promissory Note

10.28*	First Amendment to Loan and Security Agreement

10.29*	Second Amendment to Loan and Security Agreement

10.30*	James Bain Retention Agreement

10.31*	William Baumann Retention Agreement

10.32*	Kevin Cassidy Retention Agreement

10.33*	Michael Solomon Retention Agreement

* Previously filed