Form 10-Q
period 2003-04-30
MTS INC
filed 2003-06-16
CIK 840302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act). Yes No x

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 30, 2003
Class B Common Stock, no par value	1,000 shares

MTS, INCORPORATED

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets (unaudited) as of April 30, 2003, 2002 and July 31, 2002 )	3
Consolidated Statements of Operations (unaudited) for the three months ended April 30, 2003 and 2002 and the nine months ended April 30, 2003 and 2002	4
Consolidated Statements of Cash Flows (unaudited) for the nine months ended April 30, 2003 and 2002	5
Consolidated Statements of Comprehensive Loss (unaudited) for the nine months ended April 30, 2003 and 2002	6
Notes to Consolidated Financial Statements (unaudited)	7-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	29
Part II. Other Information
Item 1. Legal Proceedings	30
Item 6. Exhibits and Reports on Form 8-K	30
Signatures	31
Certification of the Chief Executive Officer	32
Certification of the Chief Financial Officer	33

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MTS, INCORPORATED

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2003, 2002 AND JULY 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	APRIL 30,	APRIL 30,	JULY 31,
	2003	2002	2002

Assets
Current assets:
Cash and cash equivalents	$6,973	$10,101	$7,477
Receivables, net	5,291	20,888	21,710
Merchandising inventories	149,972	167,360	167,609
Prepaid expenses	6,120	5,324	8,055

Total current assets	168,356	203,673	204,851
Fixed assets, net	98,156	132,363	114,894
Other assets	11,609	13,853	13,210
Assets of discontinued operations	—	131,552	145,049

Total assets	$278,121	$481,441	$478,004

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$2,814	$76,823	$82,776
Accounts payable	101,910	109,668	112,904
Reserve for restructuring costs	14,367	68	6,839
Accrued liabilities	32,297	32,320	28,664
Deferred revenue, current portion	3,837	3,172	2,286

Total current liabilities	155,225	222,051	233,469
Long-term debt, less current maturities	191,721	116,199	115,771
Deferred revenue, less current portion	108	121	118
Liabilities of discontinued operations	—	151,143	169,433

Total liabilities	347,054	489,514	518,791

Shareholders’ deficit:
Class B common stock, no par value; 10,000,000 shares authorized;1,000 shares issued and outstanding at April 30, 2003, 2002 and July 31, 2002	6	6	6
Retained (deficit) earnings	(61,126)	6,580	(21,355)
Accumulated other comprehensive loss	(7,813)	(14,659)	(19,438)

Total shareholders’ deficit	(68,933)	(8,073)	(40,787)

Total liabilities and shareholders’ (deficit) equity	$278,121	$481,441	$478,004

See accompanying notes to consolidated financial statements

MTS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
AND THE NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	APRIL 30,		APRIL 30,

	2003	2002	2003	2002

Net revenue	$121,951	$137,463	$428,862	$471,893
Cost of sales (a) (b)	76,204	87,229	271,754	304,328

Gross profit	45,747	50,234	157,108	167,565
Operating expenses:
Selling, general and administrative expenses (c)	42,442	49,658	152,099	165,416
Restructuring and asset impairment costs, net	2,036	1,661	26,017	2,463
Depreciation and amortization	4,752	5,309	15,336	16,751

Loss from operations	(3,483)	(6,394)	(36,344)	(17,065)
Other income and (expense):
Interest expense	(5,396)	(6,387)	(16,553)	(18,744)
Foreign currency translation (loss) gain	(3,520)	1,126	(1,461)	40
Other	(1,303)	(935)	(2,476)	(1,783)

Loss from continuing operations before taxes	(13,702)	(12,590)	(56,834)	(37,552)
Provision for income taxes	89	55	165	309

Loss from continuing operations	(13,791)	(12,645)	(56,999)	(37,861)
Discontinued operations (Note 3):
Income from operations of discontinued Japanese subsidiary (including gain on disposal of $15,847, net of U.S. income and foreign taxes of $6,512, for the nine months ended April 30, 2003	—	4,022	17,228	8,593

Net loss	$(13,791)	$(8,623)	$(39,771)	$(29,268)

(a)	Includes $0 million and $0 million of inventory write-downs related to restructuring efforts for the three months ended April 30, 2003 and 2002, respectively; and $2.0 million and $11.2 million for the nine months ended April 30, 2003 and 2002, respectively.

(b)	Excludes depreciation and amortization related to retail and distribution assets of $2.8 and $3.5 million for the three months ended April 30, 2003 and 2002, respectively, and $9.6 and $11.1 million for the nine months ended April 30, 2003 and 2002, respectively, which have been included below in operating expenses.

(c)	Includes $0.6 million and $1.5 million in professional fees related to restructuring efforts for the three months ended April 30, 2003 and 2002, respectively; and $2.1 million and $4.2 million for the nine months ended April 30, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	APRIL 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(39,771)	$(29,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(17,228)	(8,593)
Depreciation and amortization	18,097	17,649
Restructuring and asset impairment costs, net	26,017	2,463
Allowance for doubtful accounts	(197)	104
Inventory write-downs due to restructuring	1,965	11,156
Loss on disposal of depreciable assets	402	282
Foreign exchange (gain) loss	(1,341)	180
Other non-cash expense	1,341	350
Increase (decrease) in cash resulting from changes in operating assets and liabilities, net of effect from sale of subsidiary:
Receivables	10,535	5,059
Merchandising inventories	15,672	4,177
Prepaid expenses	1,935	1,492
Accounts payable	(10,994)	(11,339)
Reserve for restructuring costs	(7,258)	(4,179)
Accrued liabilities	3,633	2,431
Deferred revenue	1,541	473

Net cash provided by (used in) operating activities	4,349	(7,563)

Cash flows from investing activities:
Net proceeds from sale of Japanese subsidiary	109,532	—
Acquisition of fixed assets	(3,017)	(5,458)
Acquisition of investments	(175)	(1,826)
Change in deposits, net	(437)	(483)
Change in intangibles, net	(462)	(308)

Net cash provided by (used in) investing activities	105,441	(8,075)

Cash flows from financing activities:
Proceeds from life insurance loans	—	3,526
Proceeds from employee loan payments	4	143
Change in debt issuance costs, net	(5,163)	(1,262)
Net proceeds from long-term line of credit	53,307	—
Repayments on other long-term debt	(199,888)	(52,390)
Proceeds from other long-term debt	33,711	70,526

Net cash (used in) provided by financing activities	(118,029)	20,543

Net cash and cash equivalents from discontinued operations	157	(3,496)
Effect of exchange rate changes on cash and cash equivalents	7,578	(1,952)

Net decrease in cash and cash equivalents	(504)	(543)
Cash and cash equivalents, beginning of period	7,477	10,644

Cash and cash equivalents, end of period	$6,973	$10,101

Cash paid for interest	$14,447	$16,274

Cash paid for income taxes	$4,597	$60

See accompanying notes to consolidated financial statements.

MTS, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED APRIL 30, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	APRIL 30,

	2003	2002

Net loss	$(39,771)	$(29,268)

Other comprehensive income (loss), net of tax:
Reclassification adjustment to net loss from the sale of Japanese subsidiary	9,029	—
Foreign currency translation	2,596	(194)

Other comprehensive income (loss)	11,625	(194)

Comprehensive loss	$(28,146)	$(29,462)

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

NOTE 2 — LIQUIDITY

The Company’s principal capital requirements are to fund working capital needs, maintenance of existing stores, real estate leases, inventory, payroll, cash outlays for restructuring efforts and continued support of the Company’s technological infrastructure. In addition, interest payments required under the Company’s current long-term financing agreements would also continue to impose significant liquidity demands upon the Company.

During fiscal 2003 and for the nine months ended April 30, 2003, the Company has incurred retained deficits and losses from continuing operations. In response to declining sales and recurring losses, the Company has implemented several rounds of restructuring efforts (Note 6) during fiscal 2002 and the nine months ended April 30, 2003 designed to close under-performing stores, reduce cost and improve operating results. The Company used the proceeds from the sale of the Company’s Japanese subsidiary in October 2002 (Note 3) to pay down long-term debt and to refinance its remaining long-term debt with several lenders (Note 7).

On June 2, 2003, the Company announced that it had determined it would not make the $5.2 million payment of interest on the Company’s $110 million 9.375% senior subordinated notes (the “Notes”) that was due on May 1, 2003 (Note 7). The Company’s decision to not make the interest payment constituted an event of default under the Indenture for the Notes (the “Indenture”). As a result of the event of default, the trustee under the Indenture (the “Trustee”) or the holders of at least 25% in aggregate principal amount of the Notes can take certain actions to cause the Notes to become immediately due and payable. Although, as of the date of this Quarterly Report on Form 10-Q, neither the Trustee nor such holders have taken such actions, the Company can make no assurance that they will not do so in the future.

The Company has retained financial advisors Jefferies and Company, Inc. (“Jefferies”) and Greif & Co. (“Greif”) to assist the Company in evaluating strategic and financing alternatives. With the assistance of Jefferies, the Company has made a proposal to an ad hoc committee of the holders of the Notes relating to a restructuring of the outstanding debt represented by the Notes and is in discussions with representatives of that committee concerning such a restructuring. No understanding or agreement has been reached with this committee as of the date of this Quarterly Report on Form 10-Q, and the Company can make no assurance that any understanding or agreement will be reached. With the assistance of Greif, the Company is exploring the possibility of selling the Company or all or substantially all of the Company’s assets. The Company can make no assurance that any such sale efforts will be successful.

The occurrence of an event of default with respect to the Notes under the Indenture triggered the cross-default provisions of the Company’s agreements for its asset-based credit facility agented by The CIT Group/Business Credit, Inc. (the “Credit Facility”) and term loan agented by JPMorgan Chase Bank (the “Term Loan”), and resulted in an event of default under such agreements (See Note 7). On June 10, 2003, the Company received an extended forbearance agreement (the “Forbearance Agreement”) from the senior lenders under the Credit Facility, whereby such senior lenders agreed not to exercise their default rights relating to the above-reference default. In connection with the Forbearance Agreement, the Company and such senior lenders amended the Credit Facility to provide for additional covenants relating to the Company’s operations and capital structure. The forbearance period will terminate on September 30, 2003 (or earlier, upon any new event of default under the Credit Facility), unless it is extended by agreement of such lenders or by that date there has occurred a restructuring of the Notes or a sale or merger of the Company that provides for the payment of all obligations under the Credit Facility, in either case on terms reasonably acceptable to the agent for the Credit Facility.

The Company’s ability to continue its operations without seeking protection from its creditors depends on several factors, including but not limited to the following: (i) the Company’s ability to reach an agreement with the holders of the Notes relating to a restructuring of the outstanding debt represented by the Notes; (ii) the availability of funds under the Credit Facility sufficient to fund the Company’s operating requirements; and (iii) the Company’s ability to satisfy the financial and other covenants set forth in the Company’s Credit Facility, as amended in connection with the execution of the Forbearance Agreement on June 10, 2003 and its Term Loan agreements.

The Company’s liquidity, future operating performance and ability to service its long-term financing agreements will be subject to the success of the Company’s restructuring efforts, its plan to restructure the Notes, its plan to sell the Company or the Company’s assets, its relationship with key vendors, compliance with amended debt covenants, future economic conditions and other factors, many of which are beyond the Company’s control. There can be no assurance or guaranty that the Company will be successful in meeting its operational and strategic objectives. In the event that the Company is unable to successfully implement its restructuring plans, the Company’s business, financial position and results from operations may be materially and adversely affected.

NOTE 3 — DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, Tower Records Kabushiki Kaisha (“TRKK”), to Nikko Principal Investments Japan, Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Note 7, net proceeds were used to pay down the Prior Credit Facility (as defined in Note 7). The Company recorded a $15.8 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the nine months ended April 30, 2003. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

Net income from discontinued operations, excluding the gain on sale, is as follows (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	April 30, 2003	April 30, 2002

Total revenue	$66,313	$273,683
Total expense	64,932	265,090

Net income	$1,381	$8,593

Assets and liabilities of discontinued operations primarily consist of the following (dollars in thousands):

	April 30, 2002	July 31, 2002

Assets:
Cash and cash equivalents	$21,539	$29,876
Merchandising inventories	66,587	68,763
Fixed assets, net	30,144	31,873
Other	13,282	14,537

Assets of discontinued operations	$131,552	$145,049

Liabilities:
Current maturities of long-term debt	$105,441	$113,007
Accounts payable and accrued liabilities	34,080	39,918
Other	11,622	16,508

Liabilities of discontinued operations	$151,143	$169,433

NOTE 4 — TRANSLATION OF FOREIGN CURRENCY

The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. These fluctuations affect the Company’s financial position and results of operations due to business in other countries. In accordance with SFAS No. 52, “Foreign Currency Translation,” all foreign assets and liabilities have been translated at the exchange rates prevailing at the respective balance sheets dates, and all statement of operations items have been translated using the weighted average exchange rates during the respective periods. The net gain or loss resulting from translation upon consolidation into the financial statements is included in accumulated other comprehensive loss, which is reported as a separate component of shareholders’ deficit. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their functional currency. Translation gains and losses from these transactions are included in the consolidated statement of operations as they occur. The Company recorded a net translation loss of $1.5 million for the nine months ended April 30, 2003 and a net translation gain of less than $0.1 million for the nine months ended April 30, 2002. These amounts primarily represent the volatility of currencies in foreign countries in which the Company does business.

NOTE 5 — INCOME TAXES

The effective income tax rates for the nine months ended April 30, 2003 and 2002 are based on the federal statutory income tax rate, increased for the effect of state income taxes, net of federal benefit, and foreign taxes resulting from the sale of TRKK. The Company has reserved its net deferred tax assets at April 30, 2003, 2002 and July 31, 2002 due to the uncertainty of future utilization.

NOTE 6 — RESTRUCTURING PLANS

2001 RESTRUCTURING PLAN

During the third quarter of fiscal 2001, the Company commenced a business plan and restructuring process and retained a consulting firm to assist the Company in its efforts to improve its operations and financial performance. These efforts produced a restructuring plan that was adopted by the Company in February 2001 (the “2001 Restructuring Plan”).

The Company has substantially completed implementation of the 2001 Restructuring Plan as of April 30, 2003. The 2001 Restructuring Plan contained several store-related initiatives designed to improve the Company’s profitability, including closing and liquidating most stand-alone and combination bookstores; disposing of most of the Company’s foreign operations by direct sale, franchise or closure; closing under-performing domestic record, outlet and frame/gallery stores; and monitoring the performance of additional stores. The 2001 Restructuring Plan also contained several operational initiatives designed to improve the Company’s cash flow position, including reducing corporate work force and overhead expenses, reducing working capital requirements and reducing capital expenditures until internally generated cash flow will support future needs.

2003 RESTRUCTURING PLAN

During the second quarter of the Company’s 2003 fiscal year, the Company commenced another restructure and turnaround plan and retained a consulting firm to assist the Company in its efforts. These efforts produced a restructuring plan that was adopted by the Company in December 2002 (the “2003 Restructuring Plan”).

The 2003 Restructuring Plan contains several additional initiatives designed to improve the Company’s operations, including closing and liquidating 13 under-performing stores, selling its Mexico investment, making cost cutting efforts focused on overhead reduction, right-sizing inventory with centralized purchasing and automatic replenishment, and suspending the Pulse! Magazine publication. The Company began implementing its restructuring plan shortly after its adoption and has since closed five of the 13 under-performing stores through April 30, 2003. The Company expects to substantially complete implementation of the 2003 Restructuring Plan by the end of the second quarter of fiscal 2004.

SUMMARY OF RESTRUCTURING ACTIVITIES

FISCAL 2001 AND 2002 ACTIVITY

In fiscal 2001, the Company began efforts to dispose of its Argentina, Hong Kong, Taiwan, Singapore and Canadian operations, close under-performing domestic stores and make certain reductions in work force. As a result, the Company recorded pre-tax restructuring and asset impairment charges of $23.3 million during fiscal 2001, which included $1.6 million of severance costs, $1.9 million of lease termination costs, $14.2 million of non-cash asset impairment charges and $5.6 million of other closure costs. In fiscal 2001, the Company also recorded $2.7 million of professional fees incurred in connection with the 2001 Restructuring Plan in selling, general and administrative expenses, and $20.7 million of inventory write-downs in cost of sales. At July 31, 2001, the reserve for restructuring costs was $2.2 million, which was comprised mainly of accruals for store closures and severance.

In the fourth quarter of fiscal 2002, the Company began efforts to dispose of its United Kingdom and Ireland operations, close additional under-performing domestic stores and further reduce the domestic corporate work force. As a result, the Company recorded pre-tax restructuring and asset impairment charges of $21.8 million during fiscal 2002, which included $2.9 million of severance costs, $4.7 million of lease termination costs, $13.6 million of non-cash asset impairment charges and $0.6 million of other closure costs. In fiscal 2002, the Company also recorded $5.9 million of professional fees incurred in connection with the 2001 Restructuring Plan in selling, general and administrative expenses, and $14.2 million of inventory write-downs in cost of sales. At July 31, 2002, the reserve for restructuring costs was $6.8 million, which was comprised mainly of accruals for the closing of the United Kingdom and Ireland operations and two domestic store closures.

THIRD QUARTER FISCAL 2002 AND 2003 ACTIVITY

In the third quarter of fiscal 2003, the Company recorded restructuring and asset impairment charges of $2.0 million under the 2003 Restructuring Plan. In connection with the 2003 Restructuring Plan, the Company also recorded $0.6 million of professional fees incurred as a result of the Company’s restructuring efforts in selling, general and administrative expenses.

In April 2003, the Company completed a transaction with Virgin Retail Group Limited and Piccadilly Entertainment Store Limited (collectively, “Virgin”) pursuant to a Leasing and Employee Transfer Agreement. Under this agreement, the Company assigned leases, sold store fixtures and transferred certain employees for two of the Company’s stores in the United Kingdom to Virgin in exchange for 1.5 million British Sterling (approximately $2.5 million U.S. Dollars at the then-current exchange rates). In addition, Virgin obtained the non-exclusive right to use the business name of “Tower Records” for the operation of these two stores for a period not to exceed one year from date of closing. As a result of the Leasing and Employee Transfer Agreement with Virgin, the Company had revised its 2001 Restructuring plan estimates and decreased its reserve for restructuring costs as of and for the three months ended January 31, 2003 by $1.3 million, which was comprised of $0.9 million of accrued lease termination costs and $0.4 million of accrued severance costs. The Company recorded a gain of approximately $1.5 million on the sale of related store fixtures for the three months ended April 30, 2003.

In connection with the 2001 Restructuring Plan, the Company has closed or sold all of its United Kingdom stores as of April 30, 2003. However, the reserve for restructuring costs at April 30, 2003, included $3.0 million of accrued lease termination costs in the United Kingdom. Upon complete liquidation of the Company’s United Kingdom operations which is anticipated to be completed by the end of fiscal year 2004, the accumulated other comprehensive income related to its United Kingdom operations will be reclassified and included in the statement of operations. At April 30, 2003, the portion of the Company’s accumulated other comprehensive loss related to its United Kingdom operations was $9.2 million.

In the third quarter of fiscal 2002, the Company recorded pre-tax restructuring and asset impairment charges of $1.7 million, which was comprised of $0.3 million for lease termination cost, $0.7 million in involuntary termination benefits and $0.7 million in other costs. In connection with the 2001 Restructuring Plan, the Company also recorded $1.5 million of professional fees in selling, general and administrative expenses.

A summary of the restructuring reserve activities in fiscal 2002 and for the nine months ended April 30, 2003 is approximately as follows (dollars in millions):

	Restructuring	Fiscal 2002		Restructuring	Fiscal 2003 Nine		Restructuring
	Reserve at	Restructuring	Fiscal 2002 Cash	Reserve at	Month Restructuring	Fiscal 2003 Nine	Reserve at
	July 31, 2001	Charges	Payments	July 31, 2002	Charges	Month Cash Payments	April 30, 2003

Severance costs	$0.2	$2.9	$(1.2)	$1.9	$10.9	$(6.8)	$6.0
Lease termination costs	0.8	4.7	(0.7)	4.8	3.3	(0.3)	7.8
Other	1.2	0.6	(1.7)	0.1	0.6	(0.1)	0.6

Total	$2.2	$8.2	$(3.6)	$6.8	$14.8	$(7.2)	$14.4

NOTE 7 — LONG-TERM DEBT

In April 1998, the Company refinanced on a long-term basis certain obligations outstanding under its revolving credit lines, senior notes and term notes by consummating a $110 million offering of the Notes. The Notes have options to redeem in part at various premiums throughout the duration of the Indenture and mature in May 2005. The Company also entered into a senior revolving credit facility, which was collateralized by a majority of the Company’s inventory, accounts receivable and a pledge of 65% of the capital stock of its Japanese subsidiary (the “Prior Credit Facility”).

In April 2001, the Company extended and restated on a short-term basis its outstanding obligations under the Prior Credit Facility. The Prior Credit Facility was further amended in October 2001, April 2002, June 2002, September 2002 and October 2002. The extended Prior Credit Facility provided for initial maximum borrowings of up to $225.0 million, consisting of two sub-facilities (one for an initial maximum of $98.4 million and one for an initial maximum 15.6 billion Japanese Yen, which was equivalent to $126.6 million at inception), with a maturity date, as amended, of October 11, 2002. Maximum borrowings under the Prior Credit Facility, as amended, were scheduled to decline by $15 million in July 2001, $5 million in October 2001 and $10 million in December 2001. The Company met all scheduled reductions under the Prior Credit Facility, as amended.

On October 11, 2002, the Company completed the sale of TRKK to Nikko Principal Investments Japan, Ltd. for an aggregate purchase price of 16 billion Japanese Yen (approximately $129 million at then-current exchange rates). The Company obtained a waiver from its lenders approving the sale of TRKK in October 2002. Of the proceeds from the sale of TRKK, $108.8 million were used to pay down the Prior Credit Facility. The balance of the Prior Credit Facility was refinanced on October 11, 2002, with the Credit Facility and the Term Loan, each of which matures on April 1, 2005. The Loan and Security Agreement governing the Credit Facility provides for a line of credit of up to $110 million. Through April 30, 2003, the Company has successfully syndicated $100 million of the line of credit. Interest under the revolving portion of the Credit Facility is based on a formula of the Prime Rate plus an interest percentage premium based upon excess availability levels achieved each month. For the year ending July 31, 2003 the interest premium shall be 1.25% based upon the average net outstanding balances. Borrowings under the real estate loan portion of the Credit Facility bear interest at the greater of 11% or Prime Rate plus 5%. In addition, the Company also pays a monthly credit facility fee of 0.50% based on outstanding daily balances under the Credit Facility, as defined. The interest and the credit facility fee on the Credit Facility is due monthly. As of April 30, 2003, the Credit Facility had an outstanding balance of $53.3 million, with an additional $24.2 million available based upon the collateral calculation of availability and other borrowing based restrictions which includes a required collateral reserve of $15 million, as defined. The Amended and Restated Term Loan Agreement governing the Term Loan provided for a loan of $26 million. At April 30, 2003, the Term Loan had an outstanding balance of $25 million. The Term Loan bears interest at the greater of 11% or Prime Rate plus 5%. Interest on the Term Loan is due monthly. The Company is also required to make mandatory Prepayments of $0.5 million on the Term Loan on the first day of each fiscal quarter, beginning August 1, 2003.

Maximum borrowings under the Credit Facility are subject to a borrowing base formula, certain financial ratio tests and maintaining a minimum rolling quarterly EBITDA. Also, the Credit Facility requires that the Company maintain a minimum collateral reserve level of $15 million. Under the Credit Facility, Term Loan and Notes agreements, there are various restrictive terms and covenants relating to the occurrence of material adverse financial operating conditions, balance sheet coverage ratio, certain debt and certain limitations on additional indebtedness, sale-leaseback transactions, liens or encumbrances on substantially all of the Company’s assets, cash management arrangements, long-term transactions, capital expenditures, investments, acquisitions and new retail locations, mandatory commitment reductions and issuance of capital stock.

SUBSEQUENT EVENT

On June 2, 2003, the Company announced that it had determined it would not make the $5.2 million payment of interest on the Notes that was due on May 1, 2003. The Company’s decision not to make the interest payment before the end of the grace period constitutes an event of default under the Indenture. As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes could take certain actions to cause the Notes to become immediately due and payable. Although, as of the date of this Quarterly Report of Form 10-Q, neither the Trustee nor such holders have taken such actions, the Company can make no assurance that they will not do so in the future.

The occurrence of an event of default under the Indenture triggered the cross-default provisions of the Credit Facility and Term Loan agreements and resulted in an event of default under such agreements. On June 10, 2003, the Company received an extended Forbearance Agreement from the senior lenders under the Credit Facility, pursuant to which such senior lenders have agreed not to exercise their default rights relating to the above-referenced default. In connection with the Forbearance Agreement, the Company and such senior lenders amended the Credit Facility agreement to provide for additional covenants relating to the Company’s operations and capital structure. The forbearance period will terminate on September 30, 2003 (or earlier, upon any new event of default under the Credit Facility), unless it is extended by agreement of such lenders or by that date there has occurred a restructuring of the Notes or a sale or merger of the Company that provides for the payment of all obligations under the Credit Facility, in either case on terms reasonably acceptable to the agent for the Credit Facility.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, and as amended in March 2003, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force Issue No. 02-16 (“EITF No. 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 provides guidance on how a reseller of a vendor’s products should account for cash consideration received from that vendor. The Task Force reached a consensus that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales unless certain restrictive criteria are met. EITF No. 02-16 is effective for vendor reimbursement arrangements entered into after December 31, 2002. Accordingly, the Company now records amounts received from vendors for cooperative advertising and slotting arrangements as reductions to cost of sales. Vendor reimbursements from arrangements entered into prior to December 31, 2002 were recorded as reductions to selling, general and administrative expense. The Company’s accounting for promotional and volume related allowances was already consistent with the new EITF No. 02-16 requirements, and therefore did not require a change in policy. Prior periods have been reclassified for comparable presentation. For the three months ended April 30, 2003 and 2002, and the nine months ended April 30, 2003 and 2002, $5.8 million, $5.9 million, $28.0 million and $27.6 million, respectively, of vendor payments were reclassified from selling, general and administrative expenses to cost of sales. These reclassification adjustments did not have an impact on net loss or shareholders’ deficit.

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

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company is an international specialty retailer and distributor of pre-recorded music, video, books and other related products. Certain of the Company’s stores offer video and other products for rental. The Company is supported by centralized corporate services and the stores have similar economic characteristics, products, customers, and retail distribution methods, and as such are reported as a single segment.

Financial information relating to the Company’s principal geographic areas of continuing operations is as follows (dollars in thousands):

	For the Nine Months Ended

	April 30,	April 30,
	2003	2002

Net Revenue
United States	$402,494	$427,595
Great Britain and Ireland	24,301	40,045
Other foreign operations	2,067	4,253

TOTAL	$428,862	$471,893

Loss from operations:
United States	$(31,712)	$(16,239)
Great Britain and Ireland	(4,492)	(5,634)
Other foreign operations	(140)	4,808

	$(36,344)	$(17,065)

	April 30,

	2003	2002

Identifiable assets:
United States	$276,656	$324,140
Great Britain and Ireland	1,973	27,496
Other foreign operations	(508)	129,805

	$278,121	$481,441

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2002 included in the Annual Report on Form 10-K of MTS, Incorporated and subsidiaries (the “Company”) filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with historical consolidated financial information and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Use of the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in such forward-looking statements, including among other things: (i) the outcome of discussions with the Company’s lenders under its credit facility and term loan agreements regarding the Company’s strategic alternatives; (ii) the outcome of discussions with holders of the Notes and other significant creditors regarding the Company’s strategic alternatives; (iii) the risks associated with negotiating a restructuring of the Company’s debt, including the risks associated with commencement of a bankruptcy proceeding under Chapter 11 of the Bankruptcy Code; (iv) the ability of the Company to comply with its obligations, including the ongoing monthly affirmative and negative covenants, as prescribed by the Company’s agreements governing its credit facility agented by The CIT Group/Business Credit, Inc. (the “Credit Facility”) and term loan agented by JPMorgan Chase Bank (the “Term Loan”), as amended in connection with the execution of a forbearance agreement by the senior lenders under the Credit Facility; (v) the ability of the Company to continue to service its senior subordinated notes; (vi) consumer demand for the Company’s products, which is believed to be related to a number of factors, including overall consumer spending patterns, weather conditions and new releases available from suppliers; (vii) an increase in competition, including Internet competition and competition resulting from electronic or other alternative methods of delivery of music and other products to consumers, or unanticipated margin or other disadvantages relative to competitors; (viii) the continued availability and cost of adequate capital to fund the Company’s operations; (ix) higher than anticipated interest, occupancy, labor, distribution and inventory shrinkage costs; (x) the ability of the Company to successfully defend itself in ongoing and future litigation and the expenses associated with such litigation; (xi) higher than anticipated costs associated with the implementation of the Company’s restructuring plans and/or lower than anticipated resulting operations and cash flow benefits; (xii) unanticipated increases in the cost of merchandise sold by the Company; (xiii) changes in foreign currency exchange rates and economic and political risks; (xiv) the adverse effects of acts or threats of war, terrorism or other armed conflict on the United States and international economies; and (xv) the other risk factors disclosed in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ from those contemplated by such forward-looking statements.

OVERVIEW

Founded in 1960, the Company is one of the largest specialty retailers of recorded music headquartered in the United States in terms of revenues and is one of the largest and most widely recognized music retailers in the world. As of April 30, 2003, the Company operated a total of 99 stores, consisting of 96 U.S. stores in 21 states and three stores in two foreign countries.

The Company offers a diversified line of music and video products including compact discs, recorded audio cassettes, recorded video cassettes, DVD and other complementary products, including books, magazines, blank tapes, video games, personal electronics and accessories.

On October 11, 2002, the Company sold its Japanese subsidiary, Tower Records, Kabushiki Kaisha (“TRKK”). Prior to its sale, TRKK represented a significant portion of the Company’s revenues, and the revenues accounted for by TRKK increased annually in each of the most recent two fiscal years. In addition, Japan was the only geographic region in which the Company generated net operating income in each of fiscal 2002 and fiscal 2001. For the fiscal year ended July 31, 2002, TRKK accounted for 38% of the Company’s revenues and provided $15.6 million of operating income, which was included in the Company’s net operating loss of $31.2 million.

On June 2, 2003, the Company announced that it had determined it would not make the $5.2 million payment of interest on the Company’s $110 million 9.375% senior subordinated notes (the “Notes”) that was due on May 1, 2003. The Company’s decision not to make the interest payment constituted an event of default under the indenture for the Notes. Although, as of the date of this Quarterly Report on Form 10-Q, neither the holders of the Notes nor the Trustee under the Indenture for the Notes has taken action to cause the Notes to be immediately due and payable, the Company can make no assurance that they will not do so in the future.

The occurrence of an event of default under the indenture for the Notes triggered an event of default with respect to the Credit Facility and the Term Loan pursuant to the cross-default provisions of the Credit Facility and Term Loan agreements. On June 10, 2003, the Company received an extended Forbearance Agreement from the senior lenders under the Credit Facility, pursuant to which such senior lenders have agreed not to exercise their default rights related to the above-referenced default. In connection with the Forbearance Agreement, the Company and such senior lenders amended the Credit Facility to provide for additional covenants relating to the Company’s operations and capital structure. The forbearance period will terminate on September 30, 2003 (or earlier, upon any new event of default under the Credit Facility), unless it is extended by agreement of such lenders or by that date there has occurred a restructuring of the Notes or a sale or merger of the Company that provides for the payment of all obligations under the Credit Facility, in either case on terms reasonably acceptable to the agent for the Credit Facility.

The Company has retained financial advisors Jefferies and Company, Inc. (“Jefferies”) and Greif & Co. (“Greif”) to assist the Company in evaluating strategic and financing alternatives. With the assistance of Jefferies, the Company has made a proposal to an ad hoc committee of the holders of the Notes relating to a restructuring of the outstanding debt represented by the Notes and is in discussions with representatives of that committee concerning such a restructuring. With the assistance of Greif, the Company is exploring the possibility of selling the Company or all or substantially all of the Company’s assets. The Company can make no assurance that any such restructuring or sale efforts will be successful.

The Company faces declining sales with the emerging digital download of music by consumers and mass-market competition. According to Billboard, the International Newsweekly of music, video and home entertainment, as of the week ended April 20, 2003, year-to-date national music unit sales have declined. At April 30, 2003, the Company’s year-to-date overall sales decline on a comparable basis was 4.6%. The Company attributes its lower-than-industry sales decline to its deep catalog competitive advantage as well as efforts to market products other than pre-recorded music such as DVDs, accessories, and other complementary products. Management continues to explore ways of maintaining the Company’s competitive position through optimizing product mix and marketing products other than pre-recorded music.

The Company’s management attempts to manage business risks on a daily basis by analyzing sales trends, industry trends and monitoring costs in order to maintain sales and gross profits for the domestic operations. In September 2002, the Company hired a turn-around specialist to focus efforts in the domestic market and improve financial results. In April 2003, the turn-around specialist left the Company and the Company hired a new chief executive officer in order to further these and other turn-around efforts.

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

REVENUE RECOGNITION

The Company generates revenue primarily from retail sales comprised of pre-recorded music (including compact discs and audio cassettes), video sales (including recorded video cassettes and DVD) and other complementary products (including books, magazines, video games, personal electronics and accessories) through the Company’s stores and is recognized at the point of the retail transaction. Reductions of revenue for returns by retail customers are provided at the point of the return. Additionally, the Company generates revenue from distribution to outside customers and recognizes revenue based upon the shipment of merchandise to those distribution customers. The Company’s distribution arrangements with these customers generally give them the right to return titles. The Company reduces gross sales and direct product costs for returns at the time of the returns. The Company continuously monitors collections and payments from its wholesale distribution customers and maintains a provision for estimated credit losses based upon its historical experience and any specific distribution customer collection issues that the Company has identified.

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

RESTRUCTURING CHARGES

Since the adoption of the 2001 Restructuring Plan and the 2003 Restructuring Plan (the “Restructuring Plans”), the Company has closed seven out of ten of its stand-alone bookstores and has liquidated most of its stand-alone book inventories. The Company has also closed nine domestic under-performing record and outlet stores and sold two of its frame/gallery stores. It has successfully converted the Argentina, Hong Kong and Taiwan operations to franchises and closed its Canadian operations. Additionally, during the nine months ended April 30, 2003, the United Kingdom operations were either closed or transferred to Virgin Retail Group Limited and Piccadilly Entertainment Store Limited. Management has implemented several rounds of reductions in workforce related to store closures and to reduce operating costs. Since the adoption of the 2001 Restructuring Plan, the Company has terminated approximately 650 employees at both the retail and corporate level, from clerks to executives. Capital expenditures and working capital have also been closely managed under the Restructuring Plans. In accordance with the Restructuring Plans, the Company continues to monitor additional stores for possible future closure.

The Company has substantially completed the final phase of the 2001 Restructuring Plan. The Company adopted the 2003 Restructuring Plan in December 2002 aimed at further improving operations, monitoring and closing additional under-performing stores and assets, and evaluating its ongoing working capital investments. The 2003 Restructuring Plan will implement various restructuring initiatives, which could result in additional restructuring costs, asset impairment charges and inventory write-downs in future periods. The Company expects to complete the 2003 Restructuring Plan by the end of the second quarter of fiscal 2004.

The Company has estimated and recorded restructuring and asset impairment charges and inventory write-downs in fiscal 2003 and 2002 related to the Restructuring Plans. These costs and charges required judgments about, among other things, employee severance costs, contract and lease terminations, related consulting and litigation fees, long-lived assets and inventory realization and other contingent liabilities. The ability to obtain agreements with lessors to terminate leases or with other parties to assign leases can also affect the accuracy of current estimates.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2003 compared to three months ended April 30, 2002

REVENUES

For the three months ended April 30, 2003, the Company’s consolidated net revenues decreased 11.3% to $122.0 million from $137.5 million for the three months ended April 30, 2002, a decrease of $15.5 million. The Company’s net revenues were comprised of domestic revenues of $118.4 million and international revenues of $3.6 million for the three months ended April 30, 2003, compared to domestic revenues of $125.2 million and international revenues of $12.3 million for the three months ended April 30, 2002. The decrease in total Company revenues for the three months ended April 30, 2003 was driven by the closing of six stores in connection with the Restructuring Plans, the closure of the UK operations, a decrease in the Company’s same store sales attributed to an industry-wide reduction in pre-recorded music sales in the United States, which the Company believes is primarily due to the increased digital downloading of music, online and physical music piracy, and the effects of other mass market competition. Same store sales for the three months ended April 30, 2003 decreased by 3.3% when compared to the three months ended April 30, 2002.

GROSS PROFIT

For the three months ended April 30, 2003, the Company’s gross profit decreased $4.5 million to $45.7 million from $50.2 million. The decline in gross profit is primarily due to the decrease in revenues as described above. Gross profit as a percentage of net revenues was 37.5% for the three months ended April 30, 2003, or 32.7% excluding the effects of the EITF No. 02-16 reclassification adjustment. Gross profit as a percentage of net revenues was 36.5% for the three months ended April 30, 2002, or 32.3% excluding the effects of the EITF No. 02-16 reclassification adjustment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses decreased by $7.3 million to $42.4 million for the three months ended April 30, 2003 from $49.7 million for the three months ended April 30, 2002. Excluding the effects of the $0.6 million and $1.5 million in professional fees related to the Restructuring Plans for the three months ended April 30, 2003 and 2002, respectively, selling, general and administrative expenses decreased by $6.4 million to $41.8 million for the three months ended April 30, 2003 from $48.2 million for the three months ended April 30, 2002. Excluding the effect of professional fees related to the Restructuring Plans, decreases in personnel, occupancy and other administrative expenses are due to cost savings from initiatives resulting from the Company’s Restructuring Plans. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the Restructuring Plans, decreased to 34.3% for the three months ended April 30, 2003 as compared to 35.0% for the three months ended April 30, 2002.

RESTRUCTURING AND IMPAIRMENT COSTS

Pre-tax restructuring and asset impairment charges increased by $0.3 million to $2.0 million for the three months ended April 30, 2003, from $1.7 million for the three months ended April 30, 2002. The increase was attributable to higher severance costs associated with the reductions in the work force. In connection with the Restructuring Plans and for the three months ended April 30, 2003 and 2002, the Company also recorded $0.6 million and $1.5 million, respectively, of professional fees incurred in connection with the Restructuring Plans in selling, general and administrative expenses on the accompanying consolidated statements of operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $4.8 million for the three months ended April 30, 2003, compared to $5.3 million for the three months ended April 30, 2002. The decrease of $0.5 million was primarily due to the closing of under-performing stores identified in the Restructuring Plans.

LOSS FROM CONTINUING OPERATIONS

The Company’s consolidated operating loss for the three months ended April 30, 2003 decreased $2.9 million to $3.5 million from $6.4 million for the three months ended April 30, 2002. The decrease was primarily due to the decrease in selling, general and administrative expenses described above. Excluding the effects of the Restructuring Plans, operating losses decreased $2.3 million to $0.9 million for the three months ended April 30, 2003 from $3.2 million for the three months ended April 30, 2002, which was primarily attributable to the decrease selling, general and administrative expenses described above, offset by decrease in revenues and gross profit for the three-month period.

INTEREST EXPENSE

Net interest expense decreased to $5.4 million for the three months ended April 30, 2003 from $6.4 million for the three months ended April 30, 2002. The decrease of $1.0 million was due primarily to the reduction of the variable interest rate components and lower comparative debt levels.

FOREIGN CURRENCY TRANSLATION (LOSS) GAIN

A non-cash foreign currency translation loss of $3.5 million was recognized for the three months ended April 30, 2003, compared to a non-cash foreign currency translation gain of $1.1 million for the three months ended April 30, 2002. The loss for the three months ended April 30, 2003 primarily represents the foreign exchange fluctuations against the U.S. dollar in the foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax provision in the amount of $0.1 million for the three months ended April 30, 2003 and for the three months ended April 30, 2002. Tax provisions and benefits are based upon management’s estimate of the Company’s annualized effective tax rates.

Nine months ended April 30, 2003 compared to nine months ended April 30, 2002

REVENUES

For the nine months ended April 30, 2003, the Company’s consolidated net revenues decreased 9.1% to $428.9 million from $471.9 million for the nine months ended April 30, 2002, a decrease of $43.0 million. The Company’s net revenues were comprised of domestic revenues of $402.5 million and international revenues of $26.4 million for the nine months ended April 30, 2003, compared to domestic revenues of $427.6 million and international revenues of $44.3 million for the nine months ended April 30, 2002. The decrease in total Company revenues for the nine months ended April 30, 2003 was driven by the closing of seven domestic stores and eight stores in the United Kingdom associated with the Restructuring Plans, a decrease in the Company’s same store sales attributable to an industry-wide reduction in pre-recorded music sales in the United States, which the Company believes is primarily due to the increased digital downloading of music, online and physical music piracy, and the effects of other mass market competition. Same store sales for the nine months ended April 30, 2003 decreased by 4.6% when compared to the nine months ended April 30, 2002.

GROSS PROFIT

For the nine months ended April 30, 2003, gross profit decreased $10.5 million to $157.1 million from $167.6 million for the nine months ended April 30, 2002. The decrease in the gross profit is principally due to the decrease in revenues described above. Gross profit as a percentage of net revenues was 36.6% for the nine months ended April 30, 2003, or 30.6% excluding the effects of the Restructuring Plans and EITF 02-16 reclassification adjustments. Gross profit as a percentage of net revenues was 35.5% for the nine months ended April 30, 2002, or 32.0% excluding the effects of the Restructuring Plans and EITF 02-16 reclassification adjustments and EITF 02-16 reclassification adjustments. Management attributes the percentage decrease, excluding the effects of the Restructuring Plans, primarily to weaker margins associated with the competitive pricing pressures in the United States as well as certain advertising promotions to increase sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses decreased by $13.3 million to $152.1 million for the nine months ended April 30, 2003 from $165.4 million for the nine months ended April 30, 2002. Excluding the effects of the $2.1 million and $4.2 million in professional fees related to the Restructuring Plans for the nine months ended April 30, 2003 and 2002, respectively, selling, general and administrative expenses decreased by $11.2 million to $150.0 million during the nine months ending April 30, 2003 from $161.2 million during the nine months ending April 30, 2002. Excluding the effect of professional fees related to the Restructuring Plans, decreases in personnel, occupancy and other administrative expenses are due to cost savings from initiatives resulting from the Restructuring Plans. As a percentage of net revenues, selling, general and administrative expenses, excluding the effects of the professional fees related to the Restructuring Plans, was 35.0% for the nine months ended April 30, 2003 as compared to 34.2% for the nine months ended April 30, 2002. This increase of 0.8% as a percentage of net revenues is attributable to the decrease in net revenues as described above.

RESTRUCTURING AND IMPAIRMENT COSTS

The Company recorded pre-tax restructuring and asset impairment charges of $26.0 million for the nine months ended April 30, 2003 and $2.5 million for the nine months ended April 30, 2002. The increase was comprised of severance costs for terminated employees, asset disposal costs and costs associated with the closing of the Mexico operations. In connection with the Restructuring Plans and for the nine months ended April 30, 2003 and 2002, the Company also recorded $2.0 million and $11.2 million, respectively, of inventory write-downs in cost of sales, and $2.1 million and $4.2 million, respectively, of professional fees in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $15.3 million for the nine months ended April 30, 2003, compared to $16.8 million for the nine months ended April 30, 2002. The decrease of $1.5 million was primarily due to the closing of under-performing stores identified in the Restructuring Plans.

LOSS FROM CONTINUING OPERATIONS

The Company’s consolidated operating loss for the nine months ended April 30, 2003 was $36.3 million compared to $17.1 million for the nine months April 30, 2002. The increase of $19.2 million was primarily attributable to costs associated with the Restructuring Plans described above. Excluding the effects of the Restructuring Plans, operating losses increased $7.1 million to $6.3 million for the nine months ended April 30, 2003 from an operating gain of $0.8 million for the nine months ended April 30, 2002, which was primarily attributable to the decrease in revenues and gross profit described above partially offset by the decrease in selling, general and administrative expenses.

DISCONTINUED OPERATIONS

On October 11, 2002, the Company completed the sale of its Japanese subsidiary, TRKK, to Nikko Principal Investments Japan, Ltd. The Company sold all authorized and issued capital stock of TRKK for an aggregate purchase price of 16 billion Japanese Yen, which was approximately $129 million at then-current exchange rates. As discussed in Notes 3 and 7 to the Consolidated Financial Statements, net proceeds were primarily used to pay down the Prior Credit Facility. The Company recorded a $15.8 million gain, net of $6.5 million in U.S. income and foreign taxes, from the sale of TRKK, which is included in income from discontinued operations on the accompanying statement of operations for the nine months ended April 30, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” TRKK’s current year operating results have been presented as discontinued operations. Additionally, all prior period consolidated financial statements presented have been reclassified to present TRKK as discontinued operations.

INTEREST EXPENSE

Net interest expense decreased to $16.6 million for the nine months ended April 30, 2003 from $18.7 million for the nine months ended April 30, 2002. The decrease of $2.1 million was due primarily to the reduction of the variable interest rate components as specified in the Company’s financing agreements.

FOREIGN CURRENCY TRANSLATION (LOSS) GAIN

A non-cash foreign currency translation loss of $1.5 million was recognized for the nine months ended April 30, 2003, compared to a non-cash foreign currency gain of $0.1 million for the nine months ended April 30, 2002. The loss primarily represents the volatility of foreign currency fluctuations against the U.S. Dollar in foreign countries in which the Company does business.

INCOME TAXES

Pre-tax losses resulted in an income tax provision in the amount of $0.2 million for the nine months ended April 30, 2003 and $0.3 million for the nine months ended April 30, 2002. Tax provisions and benefits are based upon management’s estimate of the Company’s annualized effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements are to fund working capital needs, maintenance of existing stores, real estate leases, inventory, payroll, cash outlays for restructuring efforts and continued support of the Company’s technological infrastructure. In addition, interest payments required under the Company’s current long-term financing agreements would also continue to impose significant liquidity demands upon the Company.

The Company’s total funded debt as of April 30, 2003 was $194.5 million, consisting primarily of the Notes, $53.3 million under the Credit Facility and $25.0 million under the Term Loan. On April 30, 2002 outstanding debt consisted primarily of the Notes and $180.0 million under the Prior Credit Facility.

On June 2, 2003, the Company announced that it had determined it would not make the $5.2 million payment of interest on the Notes that was due on May 1, 2003. The Company’s decision not to make the interest payment constituted an event of default under the indenture for the Notes (the “Indenture”). As a result of the event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes can take certain actions to cause the Notes to become immediately due and payable. Although, as of the date of this report, neither the Trustee nor such holders have taken such actions, the Company can make no assurance that they will not do so in the future.

The Company has retained financial advisors Jefferies and Greif to assist the Company in evaluating strategic and financing alternatives. With the assistance of Jefferies, the Company has made a proposal to an ad hoc committee of the holders of the Notes relating to a restructuring of the outstanding debt represented by the Notes and is in discussions with representatives of that committee concerning such a restructuring. No understanding or agreement has been reached with this committee as of the date of this Quarterly Report on Form 10-Q, and the Company can make no assurance that any understanding or agreement will be reached. With the assistance of Greif, the Company is exploring the possibility of selling the Company or all or substantially all of the Company’s assets. The Company can make no assurance that any such sale efforts will be successful.

The occurrence of an event of default with respect to the Notes under the Indenture triggered the cross-default provisions of the Company’s Credit Facility and Term Loan agreements and resulted in an event of default under such agreements. On June 10, 2003, the Company received an extended Forbearance Agreement from the senior lenders under the Credit Facility, whereby senior lenders agreed not to exercise their default rights related to the above-referenced default. In connection with the Forbearance Agreement, the Company and such senior lenders amended the Credit Facility to provide for additional covenants relating to the Company’s operations and capital structure. The forbearance period will terminate on September 30, 2003 (or earlier, upon any new event of default under the Credit Facility), unless it is extended by agreement of such lenders or by that date there has occurred a restructuring of the Notes or a sale or merger of the Company that provides for the payment of all obligations under the Credit Facility, in either case on terms reasonably acceptable to the agent for the Credit Facility.

The Company’s ability to continue its operations without seeking protection from its creditors depends on several factors, including but not limited to the following: (i) the Company’s ability to reach an agreement with the holders of the Notes relating to a restructuring of the outstanding debt represented by the Notes; (ii) the availability of funds under the Credit Facility sufficient to fund the Company’s operating requirements; and (iii) the Company’s ability to satisfy the financial and other covenants set forth in the Company’s Credit Facility, as amended in connection with the execution of the Forbearance Agreement on June 10, 2003 and its Term Loan agreements.

The Company’s liquidity, future operating performance and ability to service its long-term financing agreements will be subject to the success of the Company’s restructuring efforts, its plan to restructure the Notes, its plan to sell the Company or the Company’s assets, relationship with key vendors, compliance with amended debt covenants, future economic conditions and other factors, many of which are beyond the Company’s control. There can be no assurance or guaranty that the Company will be successful in meeting its operational and strategic objectives. In the event that the Company is unable to successfully implement its restructuring plans, the Company’s business, financial position and results from operations may be materially and adversely affected.

In fiscal 2003, the Company made an interest payment on the Notes on November 1, 2002, and decided not to make the interest payment on the Notes due May 1, 2003, each in the amount of $5.2 million. Under the Indenture, the Company must continue to make semi-annual payments through the maturity date of the Notes in May 2005. In fiscal 2003, the Company has made interest payments with respect to the Credit Facility and Term Loan in the aggregate amount of $3.2 million, and anticipates that it will make approximately $1.7 million of additional interest payments for the remainder of fiscal 2003. Interest under the Credit Facility is based on a formula of prime plus a premium based upon excess availability levels achieved each month. Interest under the Term Loan is the greater of 11% or prime plus 5%.

The Credit Facility agreement provides for a line of credit up to $110 million. The Company has successfully achieved the syndication requirements for a line of credit up to $100 million. As of April 30, 2003, the Company’s borrowing base allowed for a gross borrowing amount under the Credit Facility of $77.5 million. As of April 30, 2003, the Credit Facility had an outstanding balance of $45.8 million related to the line of credit and a $7.5 million outstanding loan collateralized by certain real estate. Based on the outstanding balance, borrowing base restrictions and other covenants under the Credit Facility agreement, the net excess availability of funds to the Company under the Credit Facility as of April 30, 2003 was $24.2 million, which includes a required collateral reserve of $15 million.

The Term Loan agreement provides for a loan of $26 million. The outstanding balance of the Term Loan as of April 30, 2003 was $25 million.

The Credit Facility and Term Loan agreements and the Indenture covering the Notes impose certain restrictions on the Company’s ability to make capital expenditures and limit the

Company’s ability to incur additional indebtedness. In addition, pursuant to the Credit Facility agreement, the Company’s cash balances are transferred nightly to pay down its outstanding debt and the daily management of cash needs and availability determine the next day’s draw on the line of credit. Such restrictions and cash balance transfers could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The debt covenants also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions to its shareholders, create liens on assets, make investments, loans or advances and make acquisitions.

The Company leases substantially all of its retail stores, warehouses and administrative facilities pursuant to operating leases that expire on dates through 2024 and generally have renewal options of one to 20 years. The terms of the leases provide for fixed or minimum payments plus, in some cases, contingent rents based on the consumer price index, or percentages of sales in excess of specified minimum amounts or other specified increases. The Company is generally responsible for maintenance, insurance and property taxes. Total rental expense (including taxes and maintenance, when included in rent, contingent rents and accruals to recognize minimum rents on the straight-line basis over the term of the lease) relating to all operating leases for the twelve months ending April 30, 2004 is expected to be approximately $38.7 million.

During the nine months ended April 30, 2003, the Company terminated a total of 125 employees in the United States, including certain senior executives, in accordance with its Restructuring Plans. As a result, the Company has estimated and accrued for $6.0 million of severance obligations in reserve for restructuring costs on the accompanying April 30, 2003 consolidated balance sheet and $2.5 million of which will be payable to former senior executives over the terms ranging from 12 to 35 months. New restructuring efforts that have resulted in cost reductions include closure of under-performing domestic stores, closure of the Company’s Pulse! Magazine office and suspension of the Pulse! publication.

The Company’s contractual obligations as of April 30, 2003 are as follows: (dollars in thousands):

	Payments due by period

		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Long-term debt	$194,535	$2,814	$170,835	$2,347	$18,539
Operating leases	247,432	32,958	63,316	47,913	103,245

Total	$441,967	$35,772	$234,151	$50,260	$121,784

Net cash provided by operating activities was $4.3 million for the nine months ended April 30, 2003, and net cash used in operating activities was $7.6 million for the nine months ended April 30, 2002. For the nine months ended April 30, 2003 and April 30, 2002, net decrease in inventory was $15.7 million and $4.2 million, respectively.

Net cash provided by investing activities was $105.4 million for the nine months ended April 30, 2003 and net cash used in investing activities was $8.1 million for the nine months ended April 30, 2002. Net cash provided by investing activities for the nine months ended April 30, 2003 was primarily from proceeds received from sale of the Company’s Japanese subsidiary, TRKK, and was offset by store leasehold improvements and capital expenditure needs, including refurbishment and technology investments totaling approximately $2.1 million and $0.9 million used for video rental acquisition. Net cash used in investing activities for the nine months ended April 30, 2002 was primarily due to store leasehold improvements and capital expenditure needs, including store relocations, refurbishment and technology investments totaling approximately $4.6 million and $0.9 million used for video rental acquisition.

Net cash used in financing activities for the nine months ended April 30, 2003 was $118.0 million, resulting principally from pay-down of long-term financing agreements from proceeds received from the sale of TRKK, offset by borrowings under the Company’s line of credit, net of debt issuance costs. Net borrowings under the Company’s line of credit were $53.3 million as of April 30, 2003. Net cash provided by financing activities for the nine months ended April 30, 2002 was $20.5 million, which resulted primarily from net borrowings under the Prior Credit Facility (as defined in the Notes to the Consolidated Financial Statements).

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

The Company is subject to risks resulting from interest rate fluctuations because interest on the Company’s asset-based line of credit borrowings is based on variable rates. If the base borrowing rates (primarily Prime) were to increase 1% above current rates as of April 30, 2003, the Company’s interest expense under the line of credit in fiscal 2003 would increase approximately $0.5 million.

A majority of the Company’s revenues, expenses and capital purchasing activities are transacted in U.S. Dollars. However, before the sale of TRKK, the Company had significant transactions in foreign currencies, primarily in Japanese Yen. The Company had used forward exchange contracts to hedge intercompany transactions with foreign subsidiaries and affiliates, and their vendors. Such instruments were short-term in nature and entered into in the ordinary course of the Company’s business, in order to reduce the impact of exchange rate fluctuation on net income and shareholders’ equity. At April 30, 2003, the Company did not have any outstanding forward exchange contracts. The Company has not entered into any Euro hedging contracts because the Company believes that the Company’s volume of transactions denominated in the Euro is not significant.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company entered into a consulting contract with Chilmark Partners, LLC (“Chilmark”) on May 18, 2001. By letter to Chilmark dated June 12, 2002, the Company terminated the contract. On July 29, 2002, Chilmark filed suit against the Company in the U.S. District Court for the Northern District of Illinois, alleging breach of contract and seeking other remedies under the contract and attachment of proceeds of the Company’s sale of its Japanese subsidiary. In August 2002, Chilmark’s request for such an attachment was denied. The litigation continues with respect to Chilmark’s breach of contract claim and its request for damages under the terms of the contract. As of April 30, 2003, Chilmark’s total damage request was approximately $2.6 million. The Company believes it has meritorious defenses with respect to each of Chilmark’s claims and intends to defend against the claims vigorously; however, the litigation is in the preliminary stage and there can be no assurance that the Company will prevail in this action. If Chilmark receives a favorable judgment for all or a substantial portion of the total $2.6 million in damages Chilmark is seeking, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description
None

(b)	Reports on Form 8-K.

On February 3, 2003, the Company filed a Form 8-K relating to the dismissal of KPMG LLP as the Company’s independent auditors as of January 28, 2003 and the appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent auditors.

On April 29, 2003, the Company filed a Form 8-K relating to the Company’s election to take advantage of the 30-day “grace period” provided for in the indenture with respect to the payment of interest on its 9 3/8% Senior Subordinated Notes due 2005. The Company also appointed E. Allen Rodriguez as Chief Executive Officer effective April 26, 2003.

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